Form 10-Q
period 1996-03-31
ARBOR HEALTH CARE CO /DE/
filed 1996-05-15
CIK 908312

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(MARK ONE)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  0-22178


                           ARBOR HEALTH CARE COMPANY
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   34-1469604
         (State of incorporation)                           (IRS Employer
                                                          Identification No.)


    1100 SHAWNEE ROAD, P. O. BOX 840, LIMA, OHIO                45802-0840
    (Address of principal executive offices)                    (Zip Code)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (419) 227-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X                  No
                              ------                ------

Shares of Registrant's Common Stock, $.03 par value, outstanding as of the close of business on May 10, 1996 -- 6,894,723.

                               TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                 Number
                                                                                                                 ------
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Notes to Interim Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands except for share data)

                                                                       December 31           March 31
                                                                          1995                1996
                                                                      -------------       -----------
                           ASSETS                                       (Note 1)
Current assets
    Cash and cash equivalents ..................................             $6,394             $1,722
    Accounts receivable, less allowances of $1,285 and
        $1,460, respectively   .................................             36,207             37,936
    Other current assets .......................................              5,765              6,452
    Deferred income taxes ......................................              1,320              1,523
                                                                      -------------       -----------
Total current assets ...........................................             49,686             47,633

Property and equipment
    Land and improvements  .....................................             19,966             21,183
    Buildings and improvements .................................             73,845             78,095
    Equipment and furnishings ..................................             30,411             35,340
    Leasehold improvements .....................................              7,247              7,272
    Construction in process  ...................................             12,985             11,347
                                                                      -------------       -----------
                                                                            144,454            153,237
    Less allowances for depreciation and amortization...........             27,470             29,236
                                                                      -------------       -----------
Total property and equipment....................................            116,984            124,001

Other assets
    Goodwill, less amortization of $281 and $416, respectively               10,483             10,348
    Other deferred costs, less amortization of $3,242 and
        $3,039, respectively ...................................              1,438              2,130
    Sundry......................................................                192                170
                                                                      -------------       -----------
Total other assets..............................................             12,113             12,648
                                                                      -------------       -----------

                                                                           $178,783           $184,282
                                                                       ============        ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable ..............................................             $4,496             $4,074
    Accounts payable ...........................................             15,889             12,520
    Accrued payroll and related items...........................             11,043             11,052
    Other liabilities...........................................              8,094             11,110
    Current maturities of long-term obligations.................              5,957              5,823
                                                                      -------------       -----------
Total current liabilities.......................................             45,479             44,579

Long-term obligations, .........................................
   less current maturities......................................             74,741             78,651

Deferred income taxes...........................................              2,935              3,376

Stockholders' equity
   Preferred stock, $.01 par value
        Authorized - 2,000,000 shares
        None issued or outstanding                                               --                 --
    Common stock, $.03 par value
        Authorized -- 20,000,000 shares
        Issued and outstanding -- 6,891,992 and 6,894,723 shares                207                207
    Additional paid-in capital .................................             30,135             30,160
    Retained earnings...........................................             25,286             27,309
                                                                      -------------       -----------
Total stockholders' equity .....................................             55,628             57,676
                                                                      -------------       -----------

                                                                           $178,783           $184,282
                                                                       ============        ===========

See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                                            Three Months
                                                            Ended March 31
                                                       ----------------------
                                                         1995          1996
                                                       --------      --------
Net revenues
  Subacute care ...................................     $23,409       $27,391
  Basic care.......................................      17,257        20,396
  Pharmacy and other...............................       2,902         4,689
                                                       --------      --------
Total net revenues.................................      43,568        52,476

Expenses
  Operating........................................      34,903        41,681
  General corporate................................       2,255         2,543
  Operating lease rental...........................       1,011         1,126
  Net Interest.....................................       1,221         1,620
  Depreciation and amortization....................       1,578         2,115
                                                       --------      --------
Total expenses.....................................      40,968        49,085

Other expense (income).............................
  Loss on disposal of property and equipment.......          19            55
  Interest and sundry..............................         (77)          (32)
                                                       --------      --------
Total other expense (income).......................         (58)           23
                                                       --------      --------

Income before income taxes.........................       2,658         3,368

Income taxes.......................................       1,033         1,345
                                                       --------      --------

Net income.........................................      $1,625        $2,023
                                                       ========      ========

Net income per share ..............................       $0.24         $0.29
                                                       ========      ========

Weighted average shares outstanding................       6,849         6,970
                                                       ========      ========



See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                 (In thousands)


                                                                                         Three Months
                                                                                        Ended March 31
                                                                                     --------------------
                                                                                       1995         1996
                                                                                     --------     --------
     Operating activities
        Net income.......................................................              $1,625       $2,023
        Adjustments to reconcile net income to net cash provided
            by operating activities
            Provision for depreciation...................................               1,415        1,785
            Amortization.................................................                 238          389
            Provision for deferred income taxes..........................                (125)         238
            Provision for losses on accounts receivable..................                 177          357
            Loss on disposal of property and equipment...................                  19           55
            Changes in operating assets and liabilities
              Accounts receivable .......................................              (1,432)      (2,086)
              Other current assets ......................................                (210)        (687)
              Deferred preopening costs..................................                (133)        (234)
              Accounts payable...........................................               1,509       (3,369)
              Accrued payroll and related items..........................                 803            9
              Other liabilities  (income tax payments of $889 and $73,
                 respectively)...........................................                 652        3,016
                                                                                     --------     --------
     Net cash provided by operating activities...........................               4,538        1,496
     Investing activities
        Expenditures for property and equipment .........................              (4,402)      (8,863)
        Sundry and other.................................................                  (7)          29
                                                                                     --------     --------
     Net cash used in investing activities ..............................              (4,409)      (8,834)
     Financing activities
        Net borrowings (repayments) under line of credit agreements
           to finance development projects and acquisitions .............               2,502      (22,559)
        Net repayments of working capital
          under line of credit agreements................................              (1,107)        (423)
        Borrowings on long-term obligations .............................                 107       27,000
        Repayments of long-term obligations..............................                (752)        (662)
        Deferred financing costs.........................................                 (60)        (715)
        Issuance of stock................................................                  48           25
                                                                                     --------     --------
     Net cash provided by financing activities...........................                 738        2,666
                                                                                     --------     --------
     Net increase (decrease) in cash and cash equivalents................                 867       (4,672)
     Cash and cash equivalents at beginning of period....................               5,555        6,394
                                                                                     --------     --------

     Cash and cash equivalents at end of period..........................              $6,422       $1,722
                                                                                     ========     ========


     See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Arbor Health Care Company and subsidiaries (the "Company") at December 31, 1995 has been derived from the audited consolidated financial statements at that date. The consolidated balance sheet of the Company as of March 31, 1996, and the consolidated statements of income and cash flows for the periods ended March 31, 1996 and 1995, have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations and cash flows for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results or cash flows for the full year.

2.       ACQUISITIONS

On May 31, 1995, the Company acquired substantially all of the assets of the Arbors at Fairlawn, a 150-bed nursing and assisted living facility, for cash of approximately $6.7 million and assumed certain liabilities of $3.8 million for a total purchase price of approximately $10.5 million. On June 30, 1995, the Company acquired all of the outstanding stock of The Druggist, Inc., an institutional pharmacy, for approximately $10.5 million, and exchanged 49,937 shares of its Common Stock for all of the outstanding shares of Alternacare Plus Enterprises, Inc., a provider of medical and enteral feeding supplies and Medicare billing services. Results of operations of companies purchased and the immaterial pooling are included from the dates of acquisition.

3.       LONG-TERM OBLIGATIONS

On February 15, 1996, the Company closed on a $27.0 million financing package ($13.5 million at a fixed rate of 7.75% and $13.5 million of variable rate taxable option notes) for six Centers, which was used to repay $24.2 million of debt. The notes are collateralized by real estate, equipment and accounts receivable and are payable in semi-annual installments and lump sums to February, 2003.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company was formed in 1985 and had an initial public offering of its Common Stock in August 1993. As more fully described in the Annual Report on Form 10-K for the year ended December 31, 1995, the Company provides subacute and basic health care services to patients in centers ("Centers") located in five states and operates three institutional pharmacies, one in Ohio and two in Florida. The Company's growth strategy includes the development of new facilities and strategic acquisitions in its primary markets. The Company developed and opened two 120-bed Centers, one in April, 1995, and one in October, 1995, acquired a 150-bed Center on May 31, 1995 and acquired an institutional pharmacy and a company that provides medical and enteral feeding supplies and Medicare billing services on June 30, 1995. At March 31, 1996, the Company operated 3,263 beds in its 27 Centers. The Company's three institutional pharmacies service 124 non-affiliated facilities along with its Centers in Florida, Ohio and Indiana. Refer to Note 2 to the Interim Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH  31,
1995

         Total net revenues for the three months ended March 31, 1996 of $52.5 million increased $8.9 million, or 20.4%, from the three months ended March 31, 1995. Approximately 58.8% of the revenue increase was from internal growth and the balance from acquisitions made during 1995. Internal revenue growth from Mature Operations (Centers and pharmacies in operation for 24 months or more in the period being reported upon), was approximately 11.6%, and from Start-Up Centers was approximately 47.2%. Subacute care revenues (which accounted for 52.2% of total revenues) increased $4.0 million due to the addition of new beds during the year. Basic care revenues increased $3.1 million ($1.2 million from higher rates and $1.9 million from new beds added during the year); and pharmacy and other revenues increased $1.8 million due substantially to the June 30, 1995 institutional pharmacy acquisition. Mature
Operations provided $0.7   million of the subacute care revenue increase (due
to more beds) and $1.0 million of the basic care revenue increase (due to higher rates). The remaining revenue growth came from three Start-Up Centers and the acquisition of one Center in May, 1995.

         Operating expenses for the three months ended March 31, 1996 of $41.7 million increased $6.8 million, or 19.4%, over the comparable period in 1995. The increased costs primarily were due to increased census and utilization of therapies, pharmaceuticals and medical supplies ("Ancillary Services") in mature Centers, the increased occupancy of three Start-Up Centers, the acquisition of one Center in May, 1995, and the June 30, 1995 institutional pharmacy acquisition. Center personnel compensation expenses of $19.7 million (which are included in operating expenses) increased by $2.5 million, or 14.5%, over the comparable period in 1995. The increased occupancy of three Start-Up Centers and the acquisition of one Center in May, 1995 accounted for $2.3 million of the increase in Center personnel compensation expenses, while routine wage increases partially offset by cost control efforts accounted for the remaining $0.2 million increase. The cost of providing additional Ancillary Services increased operating expenses by $3.4 million, while the net effect of other cost increases and decreases reflected an overall net increase of $0.9 million primarily resulting from three Start-Up Centers and the acquisition of one Center in May, 1995. As a percent of revenue, operating costs decreased to 79.4% from 80.1% for the comparable period in 1995, due primarily to the effect of the pharmacy acquisition made during 1995 and lower routine operating costs at the Mature Centers.

         General corporate expenses for the three months ended March 31, 1996 of $2.5 million increased $0.3 million, or 12.8%, over the comparable period
in 1995.   This change was primarily caused by expenses for additional administrative personnel and other related expenses needed to support the growing business. However as a percentage of revenue general corporate expenses declined to 4.9% from 5.2% in the comparable period of the prior year.

         Center ownership costs for the three months ended March 31, 1996 of $4.9 million increased $1.1 million, or 27.6%, over the three months ended March 31, 1995. The increase in ownership costs is due primarily to three Start-Up Centers and the acquisition of one Center and an institutional pharmacy in 1995.

         Net income increased by $0.4 million, or 24.5%, from the comparable period in 1995, primarily as a result of the foregoing factors, notwithstanding an increase in the effective income tax rate from 38.9% to 39.9%. The increase in the tax rate was due to the discontinuance of the targeted jobs tax credit in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth during the last two years has been financed with cash from operating and financing activities. The Company's cash from operating activities was $1.5 million for the three months ended March 31, 1996 compared to $4.5 million for the comparable period last year. Cash provided by financing activities was $2.7 million for the three months ended March 31, 1996. Expenditures for investing activities totalled $8.8 million, including development of Centers, renovations to existing Centers and the purchase of a company airplane.

         At March 31, 1996, the Company had working capital of $3.1 million compared to $4.2 million at December 31, 1995. This decrease was primarily attributable to expenditures for property and equipment. Accounts receivable net of allowances were $37.9 million at March 31, 1996 compared to $36.2 million at December 31, 1995. The number of days of net revenues for the quarter in net receivables increased to 66 at March 31, 1996 compared to 64 at December 31, 1995.

         The Company has revolving credit facilities ("Credit Facilities") with four banks that are renewable on an annual basis. These Credit Facilities provide amounts for working capital, letters of credit, and acquisition and development financing of $7.6 million, $4.4 million, and $45.5 million, respectively. As of March 31, 1996, $4.1 million of working capital had been borrowed, $2.6 million of letters of credit were outstanding, and $13.2 million had been committed for acquisition and development purposes. The annual rates charged by the banks vary. Interest rates on the working capital lines range from London Interbank Offered Rates ("LIBOR") plus 1.5% to prime and on the acquisition/development facilities from LIBOR plus 1.75% to prime plus 0.25%. Annual fees of from 1.0% to 1.5% are charged to the Company by the banks issuing letters of credit under these credit facilities. On February 15, 1996, the Company closed a $27.0 million refinancing package ($13.5 million at a fixed rate of 7.75% and $13.5 million of variable rate taxable option notes) for six Centers which was used to repay $24.2 million of debt.

         Long-term obligations, including current maturities which provide funds for long-term financing of Centers and acquisitions, totaled approximately $84.5 million at March 31, 1996. These obligations are for varying amounts and for terms that expire at varying times over the next 17 years. Interest rates on outstanding obligations ranged from 3.44% to 10.50% at March 31, 1996. The Company has been successful in finding permanent financing and refinancing existing debt but uses its Credit Facilities as interim sources of financing when appropriate.

         The Company has various ongoing needs for capital, including (i) working capital for operations; (ii) capital expenditures for its Centers or corporate office; and (iii) capital expenditures for the development of new Centers and possible acquisitions. During the remainder of 1996, the Company expects to utilize approximately $12.4 million for completion of Centers in Jacksonville and Pensacola, Florida and commencement of the development of two to three additional Centers; $1.8 million for upgrading six subacute units; and $7.1 million for other capital expenditures. The Company expects to complete the development of three Centers during 1996 and two to three in 1997 at a cost of $6.0 to $7.5 million per 120-bed Center. Management believes when all sources of capital are considered, including cash to be generated by operating activities, credit facilities likely to be available, and other financing activities to be undertaken, that sufficient capital resources will be available to carry out anticipated undertakings during the next 12 to 24 months.

         Recent federal budget discussions have targeted the Medicare program for savings in spending of approximately $10 billion. Approximately 37% of the
Company's revenue is derived from Medicare.   While any legislation of the
magnitude of the current proposals could have a significant effect on the Company, the Company will attempt to offset any cuts by making certain cost reductions, changing patient mix and acuity, or increasing revenue from other payor sources such as managed care. Until the ultimate form of any new legislation is known, the Company will not be able to determine its financial impact. Additionally, the House and Senate both have proposed changes to the welfare program which includes Medicaid, in the form of block grants with the objective of limiting growth to a predetermined amount. Approximately 30% of the Company's revenue is derived from Medicaid. The exact nature of the proposals and their effect are not readily apparent. The individual state welfare programs will dictate the nature of the changes and, as such, the effects will vary from state to state. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients.

                          PART II -- OTHER INFORMATION

   Item 1.       Legal Proceedings.
                 ------------------

                 None

   Item 2.       Changes in Securities.
                 ----------------------

                 None

   Item 3.       Defaults Upon Senior Securities
                 -------------------------------

                 None

   Item 4.       Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                 None

   Item 5.       Other Information
                 -----------------

                 None

   Item 6.       Exhibits and Reports on Form 8-K.
                 ---------------------------------

                 (a)      Exhibits




EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------

   3.1           Restated Certificate of Incorporation of the Company (incorporated by reference to
                 Exhibit 3.1 of the Company's Registration Statement on Form S-3
                 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
   3.2           Restated bylaws of the Company (incorporated by reference to
                 Exhibit 3.2 of the Company's Registration Statement on Form S-3
                 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
   4.1           Promissory Note dated February 15, 1996 between the Company and Capital One Funding Corporation.
   4.2           Reimbursement Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A.
   4.3           Open-End Mortgage and Security Agreement dated February 12, 1996 between the Company and
                 Bank One, Kentucky, N.A.
   4.4           Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and
                 Bank One, Kentucky, NA.
   4.5           Assignments of Leases and Rents (6) dated February 12, 1996 between the
                 Company and Bank One, Kentucky, NA.
   4.6           Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, NA.
   4.7           Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, NA.

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
4.8              Working Capital Line of Credit extension letter dated March 31, 1996 between the Company and Society National Bank.
4.9              Letter of Credit extension letter dated March 31, 1996 between the
                 Company and Society National Bank.
4.10             Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank.
4.11             Second Amendment to Amended and Restated Revolving Credit and Term Loan
                 Agreement dated February 9, 1996 between the Company and Society National Bank.
4.12             Amendment to Amended and Restated Loan Agreement dated February 1, 1996 between the Company and Bank One, Lima, NA.
4.13             Acquisition and Development Revolving Credit Facility extension letter dated
                 December 21, 1995 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1995).
4.14             Working Capital Line of Credit extension letter dated December 21, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1995).
4.15             Letter of Credit extension letter dated December 21, 1995 between the Company and
                 Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-K for the year ended December 31, 1995).
4.16             Second Amended and Restated Demand Promissory Note dated December 28, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-K for the year ended December 31, 1995).
4.17             Amended and Restated Revolving Credit and Term Loan Agreement dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-K for the year ended December 31, 1995).
4.18             Amendment to Loan Agreement dated September 14, 1995 between the Company and The Provident Bank
                 (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended
                 September 30, 1995).
4.19             Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to
                 Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1995).
4.20             Working Capital Line of Credit extension letter dated August 31, 1995 between the
                 Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's
                 10-Q for the quarter ended September 30, 1995).
4.21             Letter of Credit extension letter dated August 31, 1995 between the Company and
                 Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1995).
4.22             Loan Agreement dated August 1, 1995 between the Company and The Provident Bank
                 (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1995).
4.23             Amended and Restated Loan Agreement dated August 1, 1995 between the Company and
                 Bank One, Lima, NA (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended September 30, 1995).
4.24             Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated June 30, 1995 between the Company and Society National Bank (incorporated by reference to
                 Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1995).

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
4.25             Amendment to Loan Agreement dated June 30, 1995 between the Company and The Provident Bank
                 (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended
                 June 30, 1995).
4.26             Amendment to Loan Agreement dated June 29, 1995 between the Company and Bank One (incorporated by reference to
                 Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.27             Amendment to Loan Agreement dated June 30, 1995 between the Company and The Fifth Third Bank
                 (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30, 1995).
4.28             Acquisition and Development Revolving Credit Facility extension letter dated June 1, 1995 between the Company and
                 Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended
                 June 30, 1995).
4.29             Working Capital Line of Credit extension letter dated June 1, 1995 between the Company and Society National
                 Bank (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1995).
4.30             Letter of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1995).
4.31             Loan Agreement amendment dated May 31, 1995 between the Company and Bank One (incorporated by reference to
                 Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1995).
4.32             Loan Agreement extension letter dated May 29, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended June 30, 1995).
4.33             Loan Agreement extension letter dated March 22, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1995).
4.34             Line of Credit for Letters of Credit Agreement dated November 10, 1994 between the Company and Society National
                 Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1994).
4.35             Loan Agreement extension letter dated September 16, 1994 between the  Company and The Provident Bank
                 (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1994).
4.36             Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended
                 September 30, 1994).
4.37             Working Capital Line of Credit extension letter dated August 31, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1994).
4.38             Letter of Credit extension letter dated August 31, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1994).
4.39             Loan Agreement amendment dated September 15, 1994 between the Company and Bank One (incorporated by reference to
                 Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1994).
4.40             Revolving Credit and Term Loan Agreement dated April 11, 1994 between the Company and The Fifth Third Bank
                 (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1994).

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
4.41             Loan Agreement extension letter dated May 25, 1994 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1994).
4.42             Acquisition and Development Revolving Credit Facility extension letter dated May 18, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended
                 June 30, 1994).
4.43             Acquisition and Development Revolving Credit Facility extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended
                 June 30, 1994).
4.44             Working Capital Line of Credit extension letter dated May 16, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1994).
4.45             Working Capital Line of Credit extension letter dated July 31, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1994).
4.46             Letter of Credit extension dated May 18, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1994).
4.47             Letter of Credit extension letter dated July 31, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1994).
4.48             Loan Agreement dated December 21, 1993 between the Company and Bank One, Lima, NA (incorporated by reference to
                 Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.49             Revolving Credit and Term Loan Agreement dated August 11, 1993 between the Company and The Provident Bank
                 (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1993).
4.50             Revolving Credit and Term Loan Agreement dated September 30, 1993 between the Company and Society Bank & Trust
                 (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1993).
4.51             Stockholders Agreement dated April 9, 1985 among Arbor Holdings, Inc. and Stockholders and the First Amendment
                 thereto (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.52             Series B Preferred Stock Purchase Agreement dated November 3, 1986 (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                 Act of 1933).
4.53             Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society Bank & Trust
                 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (File No. 33-65080)
                 filed June 25, 1993 under the Securities Act of 1933).
4.54             Line of Credit Agreement dated June 22, 1993 between the Company and Society Bank and Trust (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25,
                 1993 under the Securities Act of 1933).
4.55             Loan Agreement between the Company and The Provident Bank dated September 9, 1992 (incorporated by reference to
                 Exhibit 4.5 of the Com-pany's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER                    DESCRIPTION
- - - ------                    -----------
4.56             Loan Agreement between the Company and Bank One, Lima, NA dated December 7, 1992 (incorporated by reference to
                 Exhibit 4.6 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1933 under the Securities Act of 1933).
4.57             Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the Company June 7, 1993 (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June
                 25, 1993 under the Securities Act of 1933).
4.58             Mortgage and Security Agreement between the Company and Southtrust Bank of Alabama, National Association, dated
                 September 29, 1992 (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.59             Commitment Letter dated as of May 30, 1993, from Society Bank & Trust for revolving credit facility, accepted by the Company June 22, 1993 (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on
                 Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
4.60             Commitment Letter dated as of July 1, 1993, from The Provident Bank, informing the Company of reaffirmation of line of credit (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
                 (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1             Second Amendment to Lease Agreement dated March 18, 1996 between the Company and V & V Properties.
10.2+            Arbor Health Care Company 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the
                 Company's Proxy Statement dated April 8, 1996).
10.3+            Description of 1995 Bonus Plans for Named Executive Officers (incorporated by reference to Exhibit 10.1 of the
                 Company's 10-k for the year ended December 31, 1995).
10.4             Asset Purchase Agreement dated April 28, 1995 between the Company and Fairlawn Associates Limited Partnership
                 (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1995).
10.5             Amendment to Asset Purchase Agreement dated June 1, 1995 between the Company and Fairlawn Associates Limited
                 Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995).
10.6             Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan K. Vrable and
                 The Druggist, Inc. (incorporated by reference to Exhibit 10.3 of the Company's 10-Q for the quarter ended
                 June 30, 1995).
10.7             Addendum to Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc.,
                 Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).
10.8             Share Purchase Agreement dated June 30, 1995 between the Company and Allan K. Vrable, sole shareholder of
                 Alternacare Plus Enterprises, Inc. (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended June 30, 1995).
10.9             Employment Agreement dated June 30, 1995 between the Company and Allan K. Vrable (incorporated by reference to
                 Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).

EXHIBIT
NUMBER                    DESCRIPTION
- - - ------                    -----------
10.10+           Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's Proxy Statement dated April 24, 1995).
10.11            Share Purchase Agreement dated June 30, 1994 between the Company and the Stockholders of Bay Geriatric Pharmacy,
                 Inc. and Home Care Pharmacy, Inc. of Florida (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1994).
10.12            Lease Agreement between Highland Oaks Associates, LTD., and Bay Geriatric Pharmacy, dated May 23, 1991
                 (incorporated by reference to Exhibit 10.2 of the Company's 10-K for the year ended December 31, 1994).
10.13            Lease Agreement between FGHP Properties, Limited Partnership and Home Care Pharmacy, Inc. of Florida, dated
                 March 24, 1993 (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended December 31,
                 1994).
10.14            First Amendment to lease between the Company and Semi Cane Investments, Inc., as Successor in Interest to Great
                 Western Bank dated June 17, 1994 (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31, 1994).
10.15            First Amendment to Lease Agreement dated March 11, 1994 between the Company and V & V Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-K for the year ended December 31, 1994).
10.16            Management Agreement between the Company and Fairlawn Nursing Home and Assisted Living, Inc. dated June 9, 1986, and amendments thereto dated June 13, 1986, October 1, 1990, and January 1, 1993 (incorporated by reference to
                 Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.17            Lease Agreement between the Company and V & V Properties, dated June 2, 1988 (incorporated by reference to
                 Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.18            Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31, 1986, as amended
                 September 11, 1991 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on
                 Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.19            Business Property Lease between the Company and Office World, Inc. dated July 1, 1992 (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.20            Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to
                 Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.21            Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31, 1986, as amended
                 September 11, 1991 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on
                 Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.22            Office Lease between the Company and NFI MetroCenter II Associates dated November 15, 1992 (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25,
                 1993 under the Securities Act of 1933).
10.23            Lease Agreement between the Company and Marie Antoinette Partners, dated April 2, 1986 (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25,
                 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER                    DESCRIPTION
- - - ------                    -----------
10.24            Facility Lease by and between the Company and Cumberland Healthcare, L.P., I-C, dated February 1, 1989, as amended November 15, 1991 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on
                 Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.25            Lease and Security Agreement between BIP SUB I, INC. and Arbors East, Inc. dated April 1, 1991 (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25,
                 1993 under the Securities Act of 1933).
10.26            Operating Lease between the Company and Health Care Properties Investors, Inc. dated December 30, 1986 and
                 Addendum dated March 23, 1987 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement
                 on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.27+           First Amended and Restated Incentive Stock Option Plan dated November 26, 1991 (incorporated by reference to
                 Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.28            Management Agreement dated September 28, 1989 between the Company and The Druggist, Inc., as amended June 30, 1991
                 (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.29            Share Purchase Agreement dated June 23, 1993 between the Company and the Stockholders of Marshall Properties, Inc.
                 (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.30            Assignment and Assumption of Management Agreement dated January 4, 1989 among the Company, Fairlawn Nursing Home and Assisted Living, Inc., and Fairlawn Associates Limited Partnership, relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed on June 25, 1993
                 (File No. 33-65080) and incorporated by reference
                 herein (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
10.31+           Certificate of Amendment dated July 7, 1993, to First Amended and Restated Incentive Stock Option Plan
                 previously filed as Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 33-65080) and
                 incorporated by reference herein (incorporated by reference to Exhibit 10.17 of the Company's Registration
                 Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
10.32            Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of West Virginia dated
                 June 24, 1993 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed July 29, 1993 under the Securities Act of 1933).
10.33+           Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                 July 29, 1993 under the Securities Act of 1933).
11.1             Statement Re Computation of Net Income Per Share.
27.1             Financial Data Schedule.

+Executive management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ARBOR HEALTH CARE COMPANY
                                     (Registrant)




Date        5/13/96                  By:  /s/ DENNIS R. SMITH
         -----------------              --------------------------------------
                                         Dennis R. Smith, Vice President,
                                         Controller and Chief Accounting
                                         Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
3.1*             Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's
                 Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
3.2*             Restated bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement
                 on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
4.1              Promissory Note dated February 15, 1996 between the Company and Capital One Funding Corporation.
4.2              Reimbursement Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A.
4.3              Open-End Mortgage and Security Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A.
4.4              Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and Bank One, Kentucky, NA.
4.5              Assignments of Leases and Rents (6) dated February 12, 1996 between the Company and Bank One, Kentucky, NA.
4.6              Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, NA.
4.7              Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, NA.
4.8              Working Capital Line of Credit extension letter dated March 31, 1996 between the Company and Society National Bank.
4.9              Letter of Credit extension letter dated March 31, 1996 between the Company and Society National Bank.
4.10             Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank.
4.11             Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated February 9, 1996 between the Company and Society National Bank.
4.12             Amendment to Amended and Restated Loan Agreement dated February 1, 1996 between the Company and Bank One, Lima, NA.
4.13*            Acquisition and Development Revolving Credit Facility extension letter dated December 21, 1995 between the
                 Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1995).
4.14*            Working Capital Line of Credit extension letter dated December 21, 1995 between  the Company and Society National
                 Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1995).
4.15*            Letter of Credit extension letter dated December 21, 1995 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.3 of the Company's 10-K for the year ended December 31, 1995).

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
4.16*            Second Amended and Restated Demand Promissory Note dated December 28, 1995 between the Company and Society
                 National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-K for the year ended
                 December 31, 1995).
4.17*            Amended and Restated Revolving Credit and Term Loan Agreement dated June 1, 1995 between the Company and Society
                 National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-K for the year ended
                 December 31, 1995).
4.18*            Amendment to Loan Agreement dated September 14, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1995).
4.19*            Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended
                 September 30, 1995).
4.20*            Working Capital Line of Credit extension letter dated August 31, 1995 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1995).
4.21*            Letter of Credit extension letter dated August 31, 1995 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1995).
4.22*            Loan Agreement dated August 1, 1995 between the Company and The Provident Bank (incorporated by reference to
                 Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1995).
4.23*            Amended and Restated Loan Agreement dated August 1, 1995 between the Company and Bank One, Lima, NA
                 (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended September 30, 1995).
4.24*            Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated June 30, 1995 between the
                 Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1995).
4.25*            Amendment to Loan Agreement dated June 30, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1995).
4.26*            Amendment to Loan Agreement dated June 29, 1995 between the Company and Bank One (incorporated by reference to
                 Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.27*            Amendment to Loan Agreement dated June 30, 1995 between the Company and The Fifth Third Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30, 1995).
4.28*            Acquisition and Development Revolving Credit Facility extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended
                 June 30, 1995).

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
4.29*            Working Capital Line of Credit extension letter dated June 1, 1995 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1995).
4.30*            Letter of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1995).
4.31*            Loan Agreement amendment dated May 31, 1995 between the Company and Bank One (incorporated by reference to
                 Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1995).
4.32*            Loan Agreement extension letter dated May 29, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended June 30, 1995).
4.33*            Loan Agreement extension letter dated March 22, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1995).
4.34*            Line of Credit for Letters of Credit Agreement dated November 10, 1994 between the Company and Society National
                 Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1994).
4.35*            Loan Agreement extension letter dated September 16, 1994 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1994).
4.36*            Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1994).
4.37*            Working Capital Line of Credit extension letter dated August 31, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1994).
4.38*            Letter of Credit extension letter dated August 31, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1994).
4.39*            Loan Agreement amendment dated September 15, 1994 between the Company and Bank One (incorporated by reference to
                 Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1994).
4.40*            Revolving Credit and Term Loan Agreement dated April 11, 1994 between the Company and The Fifth Third Bank
                 (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1994).
4.41*            Loan Agreement extension letter dated May 25, 1994 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1994).
4.42*            Acquisition and Development Revolving Credit Facility extension letter dated May 18, 1994 between the Company and
                 Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended
                 June 30, 1994).

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
4.43*            Acquisition and Development Revolving Credit Facility extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended
                 June 30, 1994).
4.44*            Working Capital Line of Credit extension letter dated May 16, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1994).
4.45*            Working Capital Line of Credit extension letter dated July 31, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1994).
4.46*            Letter of Credit extension dated May 18, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1994).
4.47*            Letter of Credit extension letter dated July 31, 1994 between the Company and Society National Bank
                 (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1994).
4.48*            Loan Agreement dated December 21, 1993 between the Company and Bank One, Lima, NA (incorporated by reference to
                 Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.49*            Revolving Credit and Term Loan Agreement dated August 11, 1993 between the Company and The Provident Bank
                 (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1993).
4.50*            Revolving Credit and Term Loan Agreement dated September 30, 1993 between the Company and Society Bank & Trust
                 (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1993).
4.51*            Stockholders Agreement dated April 9, 1985 among Arbor Holdings, Inc. and Stockholders and the First Amendment
                 thereto (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.52*            Series B Preferred Stock Purchase Agreement dated November 3, 1986 (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                 Act of 1933).
4.53*            Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society Bank & Trust
                 (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (File No. 33-65080)
                 filed June 25, 1993 under the Securities Act of 1933).
4.54*            Line of Credit Agreement dated June 22, 1993 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                 June 25, 1993 under the Securities Act of 1933).
4.55*            Loan Agreement between the Company and The Provident Bank dated September 9, 1992 (incorporated by reference to
                 Exhibit 4.5 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
4.56*            Loan Agreement between the Company and Bank One, Lima, NA dated December 7, 1992 (incorporated by reference to
                 Exhibit 4.6 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1933 under the Securities Act of 1933).
4.57*            Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the Company June 7, 1993 (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                 June 25, 1993 under the Securities Act of 1933).
4.58*            Mortgage and Security Agreement between the Company and Southtrust Bank of Alabama, National Association, dated
                 September 29, 1992 (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.59*            Commitment Letter dated as of May 30, 1993, from Society Bank & Trust for revolving credit facility, accepted by the Company June 22, 1993 (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on
                 Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
4.60*            Commitment Letter dated as of July 1, 1993, from The Provident Bank, informing the Company of reaffirmation of line of credit (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
                 (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1             Second Amendment to Lease Agreement dated March 18, 1996 between the Company and V & V Properties.
10.2*+           Arbor Health Care Company 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the
                 Company's Proxy Statement dated April 8, 1996).
10.3*+           Description of 1995 Bonus Plans for Named Executive Officers (incorporated by reference to Exhibit 10.1 of the
                 Company's 10-k for the year ended December 31, 1995).
10.4*            Asset Purchase Agreement dated April 28, 1995 between the Company and Fairlawn Associates Limited Partnership
                 (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1995).
10.5*            Amendment to Asset Purchase Agreement dated June 1, 1995 between the Company and Fairlawn Associates Limited
                 Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995).
10.6*            Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan K. Vrable and The
                 Druggist, Inc. (incorporated by reference to Exhibit 10.3 of the Company's 10-Q for the quarter ended June 30,
                 1995).

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
10.7*            Addendum to Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc.,
                 Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).
10.8*            Share Purchase Agreement dated June 30, 1995 between the Company and Allan K. Vrable, sole shareholder of
                 Alternacare Plus
                 Enterprises, Inc. (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended
                 June 30, 1995).
10.9*            Employment Agreement dated June 30, 1995 between the Company and Allan K. Vrable (incorporated by reference to
                 Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).
10.10*+          Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's Proxy Statement dated April 24, 1995).
10.11*           Share Purchase Agreement dated June 30, 1994 between the Company and the Stockholders of Bay Geriatric Pharmacy,
                 Inc. and Home Care Pharmacy, Inc. of Florida (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1994).
10.12*           Lease Agreement between Highland Oaks Associates, LTD., and Bay Geriatric Pharmacy, dated May 23, 1991
                 (incorporated by reference to Exhibit 10.2 of the Company's 10-K for the year ended December 31, 1994).
10.13*           Lease Agreement between FGHP Properties, Limited Partnership and Home Care Pharmacy, Inc. of Florida, dated
                 March 24, 1993 (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended
                 December 31, 1994).
10.14*           First Amendment to lease between the Company and Semi Cane Investments, Inc., as Successor in Interest to Great
                 Western Bank dated June 17, 1994 (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31, 1994).
10.15*           First Amendment to Lease Agreement dated March 11, 1994 between the Company and V & V Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-K for the year ended December 31, 1994).
10.16*           Management Agreement between the Company and Fairlawn Nursing Home and Assisted Living, Inc. dated June 9, 1986, and amendments thereto dated June 13, 1986, October 1, 1990, and January 1, 1993 (incorporated by reference to
                 Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.17*           Lease Agreement between the Company and V & V Properties, dated June 2, 1988 (incorporated by reference to
                 Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.18*           Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31, 1986, as amended
                 September 11, 1991 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on
                 Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.19*           Business Property Lease between the Company and Office World, Inc. dated July 1, 1992 (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
10.20*           Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to
                 Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.21*           Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31, 1986, as amended
                 September 11, 1991 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on
                 Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.22*           Office Lease between the Company and NFI MetroCenter II Associates dated November 15, 1992 (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25,
                 1993 under the Securities Act of 1933).
10.23*           Lease Agreement between the Company and Marie Antoinette Partners, dated April 2, 1986 (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25,
                 1993 under the Securities Act of 1933).
10.24*           Facility Lease by and between the Company and Cumberland Healthcare, L.P., I-C, dated February 1, 1989, as amended November 15, 1991 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on
                 Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.25*           Lease and Security Agreement between BIP SUB I, INC. and Arbors East, Inc. dated April 1, 1991 (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                 June 25, 1993 under the Securities Act of 1933).
10.26*           Operating Lease between the Company and Health Care Properties Investors, Inc. dated December 30, 1986 and
                 Addendum dated March 23, 1987 (incorporated by reference to Exhibit 10.11 of the Company's Registration
                 Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.27*+          First Amended and Restated Incentive Stock Option Plan dated November 26, 1991 (incorporated by reference to
                 Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.28*           Management Agreement dated September 28, 1989 between the Company and The Druggist, Inc., as amended June 30, 1991
                 (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.29*           Share Purchase Agreement dated June 23, 1993 between the Company and the Stockholders of Marshall Properties, Inc.
                 (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER                            DESCRIPTION
- - - -------                           -----------
10.30*           Assignment and Assumption of Management Agreement dated January 4, 1989 among the Company, Fairlawn Nursing Home and Assisted Living, Inc., and Fairlawn Associates Limited Partnership, relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed on June 25, 1993
                 (File No. 33-65080) and incorporated by reference herein (incorporated by reference to Exhibit 10.16 of the
                 Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
10.31*+          Certificate of Amendment dated July 7, 1993, to First Amended and Restated Incentive Stock Option Plan
                 previously filed as Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 33-65080) and
                 incorporated by reference herein (incorporated by reference to Exhibit 10.17 of the Company's Registration
                 Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
10.32*           Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of West Virginia dated
                 June 24, 1993 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1
                 (File No. 33-65080) filed July 29, 1993 under the Securities Act of 1933).
10.33*+          Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                 July 29, 1993 under the Securities Act of 1933).
11.1             Statement Re Computation of Net Income Per Share.
27.1             Financial Data Schedules.

*Previously filed.

+Executive management contract or compensatory plan or arrangement.