Form 10-Q
period 1996-06-30
ARBOR HEALTH CARE CO /DE/
filed 1996-08-14
CIK 908312

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1996

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

                           Yes  X  No
                              ----   -----

Shares of Registrant's Common Stock, $.03 par value, outstanding as of the close of business on August 12, 1996 -- 6,896,123.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets ..................................................................  3

                  Consolidated Statements of Income ............................................................. 4

                  Consolidated Statements of Cash Flows.......................................................... 5

                  Notes to Interim Consolidated Financial Statements............................................. 6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................................. 7

PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings...............................................................................9

Item 2.           Changes in Securities...........................................................................9

Item 3.           Defaults Upon Senior Securities................................................................10

Item 4.           Submission of Matters to a Vote of Security Holders............................................10

Item 5.           Other Information..............................................................................10

Item 6.           Exhibits and Reports on Form 8-K...............................................................10


                         PART I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands except for share data)

                                                                        December 31  June 30
                                                                           1995       1996
                                                                        -----------  -------
                              ASSETS                                    (Note 1)
Current assets
    Cash and cash equivalents ........................................   $  6,394   $  4,794
    Accounts receivable, less allowances of $1,285 and
        $1,345, respectively .........................................     36,207     37,401
    Other current assets .............................................      5,765      6,715
    Deferred income taxes ............................................      1,320      1,571
                                                                         --------   --------
Total current assets .................................................     49,686     50,481

Property and equipment
    Land and improvements ............................................     19,966     21,418
    Buildings and improvements .......................................     73,845     80,222
    Equipment and furnishings ........................................     30,411     35,981
    Leasehold improvements ...........................................      7,247      7,404
    Construction in process ..........................................     12,985     12,358
                                                                         --------   --------
                                                                          144,454    157,383
    Less allowances for depreciation and amortization ................     27,470     30,816
                                                                         --------   --------
Total property and equipment .........................................    116,984    126,567

Other assets
    Goodwill, less amortization of $281 and $583, respectively .......     10,483     12,496
    Deferred costs, less amortization of $3,242 and
        $2,927, respectively .........................................      1,438      2,013
    Sundry ...........................................................        192        175
                                                                         --------   --------
Total other assets ...................................................     12,113     14,684
                                                                         --------   --------
                                                                         $178,783   $191,732
                                                                         ========   ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable ....................................................   $  4,496   $      0
    Accounts payable .................................................     15,889     12,413
    Accrued payroll and related items ................................     11,043     11,763
    Other liabilities ................................................      8,094     12,097
    Current maturities of long-term obligations ......................      5,957      5,867
                                                                         --------   --------
Total current liabilities ............................................     45,479     42,140

Long-term obligations,
   less current maturities ...........................................     74,741     86,151

Deferred income taxes ................................................      2,935      3,493

Stockholders' equity
   Preferred stock, $.01 par value
        Authorized - 2,000,000 shares
        None issued or outstanding....................................         --         --
    Common stock, $.03 par value
        Authorized -- 20,000,000 shares
        Issued and outstanding -- 6,891,992 and 6,896,123 shares .....        207        207
    Additional paid-in capital .......................................     30,135     30,189
    Retained earnings ................................................     25,286     29,552
                                                                         --------   --------
Total stockholders' equity ...........................................     55,628     59,948
                                                                         --------   --------

                                                                         $178,783   $191,732
                                                                         ========   ========

   See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                                   Three Months              Six Months
                                                  Ended June 30            Ended June 30
                                               -------------------     ---------------------
                                                 1995        1996        1995        1996
                                               --------    --------    --------    ---------
Net revenues
  Subacute care ............................   $ 25,681    $ 26,415    $ 49,090    $  53,806
  Basic care ...............................     18,157      21,216      35,414       41,612
  Pharmacy and other .......................      2,862       5,010       5,764        9,699
                                               --------    --------    --------    ---------
Total net revenues .........................     46,700      52,641      90,268      105,117

Expenses
  Operating ................................     37,201      41,752      72,104       83,433
  General corporate ........................      2,326       2,150       4,581        4,693
  Operating lease rental ...................      1,040       1,127       2,051        2,253
  Net Interest .............................      1,380       1,657       2,601        3,277
  Depreciation and amortization ............      1,719       2,167       3,297        4,282
                                               --------    --------    --------    ---------
Total expenses .............................     43,666      48,853      84,634       97,938

Other expense (income)
  Loss on disposal of property                      123         128         142          183
  Interest and sundry ......................        (83)        (66)       (160)         (98)
                                               --------    --------    --------    ---------
Total other expense (income) ...............         40          62         (18)          85
                                               --------    --------    --------    ---------
Income before income taxes .................      2,994       3,726       5,652        7,094

Income taxes ...............................      1,156       1,483       2,189        2,828
                                               --------    --------    --------    ---------

Net income .................................   $  1,838    $  2,243    $  3,463    $   4,266
                                               ========    ========    ========    =========

Net income per share .......................   $   0.27    $   0.32    $   0.51    $    0.61
                                               ========    ========    ========    =========
Weighted average shares outstanding ........      6,841       6,987       6,845        6,979
                                               ========    ========    ========    =========



See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Six Months
                                                                      Ended June 30
                                                                  ---------------------
                                                                    1995         1996
                                                                  --------    --------
Operating activities
   Net income .................................................   $  3,463    $  4,266
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Provision for depreciation .............................      2,944       3,585
       Amortization ...........................................        496         828
       Provision for deferred income taxes ....................       (311)        307
       Provision for losses on accounts receivable ............        579         874
       Loss on disposal of property ...........................        142         183
       Changes in operating assets and liabilities
         Accounts receivable ..................................      2,457      (1,669)
         Other current assets .................................       (342)       (543)
         Deferred preopening costs ............................       (324)       (351)
         Accounts payable .....................................        202      (3,659)
         Accrued payroll and related items ....................      2,193         692
         Other liabilities (income tax payments of $3,180,
           and $2,987, respectively) ..........................        (94)      3,932
                                                                  --------    --------
Net cash provided by operating activities .....................     11,405       8,445
Investing activities
   Expenditures for property and equipment ....................     (8,560)    (14,880)
   Purchase of Arbors at Fairlawn .............................     (6,648)       --
   Purchase of The Druggist , Inc. (net of cash received) .....     (4,963)       --
   Purchase of Poly-Stat  Businesses (net of cash received) ...       --          (981)
   Sundry and other (principally proceeds on sales of
     property and equipment) ..................................          5          38
                                                                  --------    --------
Net cash used in investing activities .........................    (20,166)    (15,823)
Financing activities
   Net borrowings (repayments) under line of credit  agreements
     to finance development projects and acquisitions .........     10,874     (14,613)
   Net borrowings (repayments) of working capital
     under line of credit agreements ..........................        287      (4,496)
   Borrowings on long-term obligations ........................        107      27,000
   Repayments of long-term obligations ........................     (1,813)     (1,416)
   Deferred financing costs ...................................        (60)       (751)
   Issuance of stock ..........................................         48          54
                                                                  --------    --------
Net cash provided by financing activities .....................      9,443       5,778
                                                                  --------    --------
Net increase (decrease) in cash and cash equivalents ..........        682      (1,600)
Cash and cash equivalents at beginning of period ..............      5,555       6,394
                                                                  --------    --------
Cash and cash equivalents at end of period ....................   $  6,237    $  4,794
                                                                  ========    ========



See accompanying notes

                 ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   For The Six Months Ended June 30, 1996
                               (Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Arbor Health Care Company and subsidiaries (the "Company") at December 31, 1995 has been derived from the audited consolidated financial statements at that date. The consolidated balance sheet of the Company as of June 30, 1996, and the consolidated statements of income and cash flows for the periods ended June 30, 1996 and 1995, have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations and cash flows for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results or cash flows for the full year.

2.       ACQUISITIONS

The Company acquired all of the outstanding stock of Poly-Stat Supply Corporation and Poly-Stat Computer Applications, Inc. effective June 30, 1996. The Poly-Stat businesses provide enteral feeding, urological, ostomy, tracheostomy, surgical dressing and oxygen supplies and Medicare billing services to nursing homes.

The purchase price of approximately $1.2 million for the Poly-Stat businesses included approximately $1.0 million in cash and approximately $0.2 million in promissory notes. In addition, a $1.0 million contingent payment may be made if certain earnings targets are attained over the next five years. The acquisitions have been treated as purchases for accounting and financial reporting purposes.

On May 31, 1995, the Company acquired substantially all of the assets of Arbors at Fairlawn, a 150-bed nursing and assisted living facility, for approximately $6.7 million in cash and assumed certain liabilities of $3.8 million for a total purchase price of approximately $10.5 million. On June 30, 1995, the Company acquired all of the outstanding stock of The Druggist, Inc. ("Druggist"), an institutional pharmacy, for approximately $10.5 million in cash and notes, and exchanged 49,937 shares of its Common Stock for all of the outstanding shares of Alternacare Plus Enterprises, Inc. ("Alternacare"), a provider of medical and enteral feeding supplies and Medicare billing services. Additional consideration of up to $2.5 million may be required for the Druggist acquisition if certain earnings targets are attained over the next five years.

Results of operations of companies purchased and the immaterial pooling of Alternacare are included from the dates of acquisition.

3.       LONG-TERM OBLIGATIONS

On February 15, 1996, the Company closed a $27.0 million financing package ($13.5 million at a fixed interest rate of 7.75% and $13.5 million at a variable interest rate) for six Centers that was used to repay $24.2 million of debt. The notes are collateralized by real estate, equipment and accounts receivable and are payable in semi-annual installments and lump sums through February, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in 1985 and had an initial public offering of its Common Stock in August 1993. As more fully described in the Annual Report on Form 10-K for the year ended December 31, 1995, the Company provides subacute and basic health care services to patients in centers ("Centers") located in five states and operates three institutional pharmacies, one in Ohio and two in Florida. The Company's growth strategy includes the development of new facilities and selected acquisitions in its primary markets. During 1995, the Company developed and opened two 120-bed Centers, one in April and one in October, acquired a 150-bed Center on May 31, 1995 and on June 30, 1995 acquired an institutional pharmacy and a provider of medical supplies and Medicare billing services. The Company opened a 79-bed center in April, 1996 and purchased two businesses that provide medical supplies and Medicare billing services effective June 30, 1996. The Company operated 3,342 beds in its 28 Centers at June 30, 1996. The Company's institutional pharmacies service 128 non-affiliated facilities and 27 of the Company's Centers. Refer to Note 2 to the Interim Consolidated Financial Statements. Ongoing efforts by third party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing affect the Company's revenues and profitability. The Company has begun to implement a strategy to lower costs and improve margins of its managed care business and is positioning itself for proposed changes in Medicare reimbursement.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE  30, 1995

         For the three months ended June 30, 1996 total net revenues of $52.6 million increased $5.9 million, or 12.7%, from the three months ended June 30, 1995. Approximately 40.5% of the revenue increase was derived from internal growth and the balance from acquisitions made during 1995. Same Store (Centers and pharmacies in operation for 24 months or more in the period being reported upon) revenue declined 4.4% from the comparable period in 1995 primarily due to lower rates. Medicare rates, which are cost based, declined approximately 10% as a result of the Company's cost reduction efforts. Additionally, average insurance rates, which are a blend of commercial insurance and managed care rates, are approximately 18% lower due to a higher proportion of managed care patients in the insurance census. Revenue growth from Start-Ups (Centers and pharmacies in operation for less than 24 months in the period being reported upon) was approximately 75.0% of the 12.7% increase in revenue. Subacute care revenues (which accounted for 50.2% of total revenues) increased $0.7 million due to the addition of new beds during the year. Basic care revenues increased $3.1 million ($1.2 million from higher rates and $1.9 million from new beds added during the year); and pharmacy and other revenues increased $2.1 million due to the June 30, 1995 institutional pharmacy acquisition. Same Store subacute revenue declined $2.7 million from the comparable period in 1995 (primarily due to lower rates as discussed above). Same Store growth provided $1.0 million of the basic care revenue increase (primarily due to higher Medicaid rates). The remaining subacute and basic care revenue growth came from four Start-Up Centers and the acquisition of one Center in May, 1995.

         Operating expenses for the three months ended June 30, 1996 of $41.8 million increased $4.5 million, or 12.2%, over the comparable period in 1995. Operating costs increased at a slower pace than revenue. In fact, as a percent of revenue, operating costs decreased to 79.3% from 79.7% for the comparable period in 1995, due to lower operating costs at Same Store Centers and the effect of the pharmacy acquisition made during 1995. The increased costs were due to four Start-Up Centers, the acquisition of one Center acquired in May, 1995, and the June 30, 1995 institutional pharmacy acquisition. Center personnel compensation expenses of $19.4 million (which are included in operating expenses) increased by $1.5 million, or 8.4%, over the comparable period in 1995. The four Start-Up Centers and the Center acquired in May, 1995 accounted for a $2.2 million increase in Center personnel compensation expenses, which was partially offset by cost control efforts at mature centers. The cost of providing additional pharmaceuticals, therapies, and medical supplies increased operating expenses by $2.3 million, while the net effect of other cost increases and decreases reflected an overall net increase of $0.7 million primarily resulting from four Start-Up Centers and the acquisition of one Center in May, 1995.

         General corporate expenses for the three months ended June 30, 1996 of $2.2 million decreased $0.2 million, or 7.6%, from the comparable period in 1995. This change was primarily caused by a reduction in expenses related to professional services and recruiting and relocation costs. As a percentage of revenue, general corporate expenses declined to 4.1% from 5.0% in the comparable period of the prior year.

         Center ownership costs for the three months ended June 30, 1996 of $5.0 million increased $0.8 million, or 19.6%, over the three months ended June 30, 1995. The increase in ownership costs is due to four Start-Up Centers and the acquisition of one Center and an institutional pharmacy.

         Net income increased by $0.4 million, or 22.0%, from the comparable period in 1995, primarily as a result of the foregoing factors, notwithstanding an increase in the effective income tax rate from 38.6% to 39.8%. The increase in the tax rate was due to the discontinuance of the targeted jobs tax credit.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         For the six months ended June 30, 1996 total net revenues of $105.1 million increased $14.8 million, or 16.4%, from the six months ended June 30, 1995. Approximately 51.4% of the revenue increase was derived from internal growth and the balance from acquisitions made during 1995. Same Store revenue declined approximately 1.2% from the comparable period in 1995 primarily due to lower rates. Medicare rates, which are cost based, declined approximately 7% as a result of the Company's cost reduction efforts. Additionally, average insurance rates, which are a blend of commercial insurance and managed care rates, are approximately 16% lower due to a higher proportion of managed care patients in the insurance census. Revenue growth from Start-Ups provided approximately 58.4% of the 16.4% increase in revenue. Subacute care revenues (which accounted for 51.2% of total revenues) increased $4.7 million due to the addition of new beds during the year. Basic care revenues increased $6.2 million ($2.4 million from higher rates and $3.8 million from new beds added during the year); and pharmacy and other revenues increased $3.9 million due to the June 30, 1995 institutional pharmacy acquisition. Same Store subacute revenue declined $2.0 million from the comparable period in 1995 (due to lower rates as discussed above). Same Store growth provided $2.0 million of the basic care revenue increase (primarily due to higher Medicaid rates). The remaining revenue growth came from four Start-Up Centers and the acquisition of one Center in May, 1995.

         Operating expenses for the six months ended June 30, 1996 of $83.4 million increased $11.3 million, or 15.7%, over the comparable period in 1995. Operating costs increase at s slower pace than revenue. In fact, as a percent of revenue, operating costs decreased to 79.4% from 79.9% for the comparable period in 1995, due to lower routine operating costs at Same Store Centers and the effect of the pharmacy acquisition made during 1995. The increased costs were due to four Start-Up Centers, the acquisition of one Center in May, 1995, and the June 30, 1995 institutional pharmacy acquisition. Center personnel compensation expenses of $39.1 million (which are included in operating expenses) increased by $4.0 million, or 11.5%, over the comparable period in 1995. The four Start-Up Centers and the Center acquired in May, 1995 accounted for a $4.5 million increase in Center personnel compensation expenses, which was partially offset by cost control efforts at mature centers. The cost of providing additional pharmaceuticals, therapies and medical supplies increased operating expenses by $5.7 million, while the net effect of other cost increases and decreases reflected an overall net increase of $1.6 million primarily resulting from four Start-Up Centers and the acquisition of one Center in May, 1995.

         General corporate expenses for the six months ended June 30, 1996 of $4.7 million increased $0.1 million, or 2.4%, over the comparable period in 1995. As a percentage of revenue, general corporate expenses declined to 4.5% from 5.1% in the comparable period of the prior year.

         Center ownership costs for the six months ended June 30, 1996 of $9.8 million increased $1.9 million, or 23.4%, over the six months ended June 30, 1995. The increase in ownership costs is due primarily to four Start-Up Centers and the acquisition of one Center and an institutional pharmacy in 1995.

         Net income increased by $0.8 million, or 23.2%, from the comparable period in 1995, primarily as a result of the foregoing factors, notwithstanding an increase in the effective income tax rate from 38.7% to 39.9%. The increase in the tax rate was due to the discontinuance of the targeted jobs tax credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth during the last two years has been financed with cash from operating and financing activities. The Company's cash from operating activities was $8.4 million for the six months ended June 30, 1996 compared to $11.4 million for the comparable period last year. Cash provided by financing activities was $5.8 million for the six months ended June 30, 1996. Expenditures for investing activities totaled

$15.8 million, including development of Centers, renovations to existing Centers, the Poly-Stat acquisition and the purchase of a company airplane.

         At June 30, 1996, the Company had working capital of $8.3 million compared to $4.2 million at December 31, 1995. Accounts receivable net of allowances were $37.4 million at June 30, 1996 compared to $36.2 million at December 31, 1995. The number of days of net revenues for the quarter in net receivables increased to 65 at June 30, 1996 from 64 at December 31, 1995.

         The Company has revolving credit facilities ("Credit Facilities") with four banks that are renewable on an annual basis. These Credit Facilities provide amounts for working capital, letters of credit and acquisition/ development financing of $4.6 million, $4.4 million and $48.6 million, respectively. At June 30, 1996, $2.6 million of letters of credit were outstanding and $22.2 million had been committed for acquisition and development purposes. The annual rates charged by the banks vary. Interest rates on the working capital lines range from London Interbank Offered Rates ("LIBOR") plus 1.5% to prime and on the acquisition/development facilities from LIBOR plus 1.75% to prime. Annual fees of 1.0% are charged to the Company by the banks issuing letters of credit under these Credit Facilities.

         Long-term obligations, including current maturities, which provide funds for long-term financing of Centers and acquisitions, totaled approximately $92.0 million at June 30, 1996. These obligations are for varying amounts and for terms that expire at varying times over the next 17 years. Interest rates on outstanding obligations ranged from 3.58% to 10.78% at June 30, 1996. The Company has been successful in finding permanent financing and refinancing existing debt while using its Credit Facilities as interim sources of financing when appropriate.

         The Company has various ongoing needs for capital, including (i) working capital for operations; (ii) capital expenditures for its Centers or corporate office; and (iii) capital expenditures for the development of new Centers and acquisitions. During the remainder of 1996, the Company expects to utilize approximately $8.5 million for completion of a Center in Pensacola, Florida and the development of two to three additional Centers; $2.6 million for Center renovations; and $4.3 million for other capital expenditures. The Company expects to complete the development of three Centers during 1996 and two to three Centers in 1997, at a cost of $6.0 to $7.5 million for a typical 120-bed Center. Management believes when all sources of capital are considered, including cash to be generated by operating activities, credit facilities likely to be available, and other financing activities to be undertaken, that sufficient capital resources will be available to carry out anticipated undertakings during the next 12 to 24 months.

         Recent federal budget discussions have targeted the Medicare program for savings in spending of approximately $10 billion. Approximately 36% of the Company's revenue is derived from Medicare. While any legislation of the magnitude of the current proposals could have a significant effect on the Company, the Company will attempt to offset any cuts by making certain cost reductions, changing patient mix and acuity, or increasing revenue from other payor sources such as managed care. Until the ultimate form of any new legislation is known, the Company will not be able to determine its financial impact. In anticipation of such changes, the Company has begun to reduce costs and to focus on increasing revenue from managed care payors. Additionally, the House and Senate both have proposed changes to the welfare program, which includes Medicaid, in the form of block grants with the objective of limiting growth to a predetermined amount. Approximately 31% of the Company's revenue is derived from Medicaid. The exact nature of the proposals and their effects are not readily apparent. The individual state welfare programs will dictate the nature of the changes and, as such, the effects will vary from state to state. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

        None

Item 2. Changes in Securities.
        ---------------------

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Annual Meeting of Stockholders of the Company was held on May 23, 1996. At the meeting, the following actions were taken by the stockholders:

               1. Pier C. Borra, Fredrick C. Powell and Bruce G. Thompson were elected as Directors to serve until the Annual Meeting in 1999 and until their successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

                                                                    FOR          AGAINST
                                                                    ---          -------
                           Pier C. Borra                          5,693,277      3,645
                           Fredrick C. Powell                     5,693,277      3,645
                           Bruce G. Thompson                      5,693,277      3,645


               2. The 1996 Stock Option Plan for Non-Employee Directors was approved. The voting on the proposal was as follows:

                           FOR                                    5,567,580
                           AGAINST                                   83,850
                           ABSTAIN                                    5,633

               3. The appointment of Ernst & Young LLP as the Company's independent auditors for the year 1996 was ratified and approved. The voting on the proposal was as follows:

                           FOR                                    5,693,112
                           AGAINST                                    1,054
                           ABSTAIN                                    2,756

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a)      Exhibits

                 Part I Exhibits:

Exhibit
Number                                      Description
- ------                                      -----------
11.1              Statement Re Computation of Net Income Per Share.
27.1              Financial Data Schedule.
                  See Exhibit Index on Pg. 12 for Part II Exhibits
                  (b)      Reports on Form 8-K

                           Report on Form 8-K dated June 21, 1996 announcing the promotion of Dennis R.
                           Smith to Senior Vice President - Finance and Chief Financial Officer, replacing
                           Stephen M. Mengert.

                           Report on Form 8-K dated June 30, 1996 announcing the acquisitions of Poly-Stat Supply Corporation and Poly-Stat Computer Applications, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ARBOR HEALTH CARE COMPANY
                                          (Registrant)

Date  8/13/96                   By:  /s/ DENNIS R. SMITH
    -----------                   ----------------------------------------
                                    Dennis R. Smith, Senior Vice President -
                                    Finance and Chief Financial Officer

                           PART II - OTHER INFORMATION

                                INDEX TO EXHIBITS

Item 6(a) Exhibits


Exhibit
Number                                      Description
- ------                                      -----------
3.1*              Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3
                  (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
3.2*              Restated bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-3 (File No. 33-93470) filed
                  June 14, 1995 under the Securities Act of 1933).
4.1               Second Amended and Restated Revolving Credit and Term Loan Agreement
                  dated June 28, 1996 between the Company and KeyBank National
                  Association, fka Society National Bank.
4.2               Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth Third Bank.
4.3*              Promissory Note dated February 15, 1996 between the Company and Capital
                  One Funding Corporation (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-Q for the quarter ended March 31, 1996).
4.4*              Reimbursement Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.2 of the
                  Company's 10-Q for the quarter ended March 31, 1996).
4.5*              Open-End Mortgage and Security Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended March
                  31, 1996).
4.6*              Mortgage and Security Agreements (5) dated February 12, 1996 between the
                  Company and Bank One, Kentucky, N.A. (incorporated by reference to
                  Exhibit 4.4 of the Company's 10-Q for the quarter ended March 31, 1996).
4.7*              Assignments of Leases and Rents (6) dated February 12, 1996 between the
                  Company and Bank One, Kentucky, N.A. (incorporated by reference to
                  Exhibit 4.5 of the Company's 10-Q for the quarter ended March 31, 1996).
4.8*              Guaranty Agreement dated February 12, 1996 between the Company and
                  Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.6 of the
                  Company's 10-Q for the quarter ended March 31, 1996).
4.9*              Contingent Guaranty Agreement dated February 12, 1996 between the
                  Company and Bank One, Kentucky, N.A. (incorporated by reference to
                  Exhibit 4.7 of the Company's 10-Q for the quarter ended March 31, 1996).
4.10*             Working Capital Line of Credit extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit
                  4.8 of the Company's 10-Q for the quarter ended March 31, 1996).
4.11*             Letter of Credit extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.9 of the
                  Company's 10-Q for the quarter ended March 31, 1996).
4.12*             Acquisition and Development Revolving Credit Facility extension letter dated
                  March 31, 1996 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.10 of the Company's 10-Q for the quarter ended March 31, 1996).



Exhibit
Number                                      Description
- ------                                      -----------
4.13*             Second Amendment to Amended and Restated Revolving Credit and Term
                  Loan Agreement dated February 9, 1996 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.11 of the Company's
                  10-Q for the quarter ended March 31, 1996).
4.14*             Amendment to Amended and Restated Loan Agreement dated February 1,
                  1996 between the Company and Bank One, Lima, N.A. (incorporated by reference to Exhibit 4.12 of the Company's 10-Q for the quarter ended March
                  31, 1996).
4.15*             Acquisition and Development Revolving Credit Facility extension letter dated
                  March 31, 1996 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1995).
4.16*             Working Capital Line of Credit extension letter dated December 21, 1995 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1995).
4.17*             Letter of Credit extension letter dated December 21, 1995 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-K for the year ended December 31, 1995).
4.18*             Second Amended and Restated Demand Promissory Note dated December
                  28, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-K for the year ended December
                  31, 1995).
4.19*             Amended and Restated Revolving Credit and Term Loan Agreement dated
                  June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-K for the year ended
                  December 31, 1995).
4.20*             Amendment to Loan Agreement dated September 14, 1995 between the
                  Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1995).
4.21*             Acquisition and Development Revolving Credit Facility extension letter dated
                  August 31, 1995 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1995).
4.22*             Working Capital Line of Credit extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30,
                  1995).
4.23*             Letter of Credit extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the
                  Company's 10-Q for the quarter ended September 30, 1995).
4.24*             Loan Agreement dated August 1, 1995 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.5 of the Company's
                  10-Q for the quarter ended September 30, 1995).
4.25*             Amended and Restated Loan Agreement dated August 1, 1995 between the
                  Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended September 30, 1995).




Exhibit
Number                                      Description
- ------                                      -----------
4.26*             Amendment to Amended and Restated Revolving Credit and Term Loan
                  Agreement dated June 30, 1995 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1995).
4.27*             Amendment to Loan Agreement dated June 30, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.28*             Amendment to Loan Agreement dated June 29, 1995 between the Company and Bank One (incorporated by reference to Exhibit 4.3 of the Company's 10-
                  Q for the quarter ended June 30, 1995).
4.29*             Amendment to Loan Agreement dated June 30, 1995 between the Company and The Fifth Third Bank (incorporated by reference to Exhibit 4.4 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.30*             Acquisition and Development Revolving Credit Facility extension letter dated
                  June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended June
                  30, 1995).
4.31*             Working Capital Line of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit
                  4.6 of the Company's 10-Q for the quarter ended June 30, 1995).
4.32*             Letter of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.7 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.33*             Loan Agreement amendment dated May 31, 1995 between the Company and
                  Bank One (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1995).
4.34*             Loan Agreement extension letter dated May 29, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.9 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.35*             Loan Agreement extension letter dated March 22, 1995 between the
                  Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1995).
4.36*             Line of Credit for Letters of Credit Agreement dated November 10, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1994).
4.37*             Loan Agreement extension letter dated September 16, 1994 between the
                  Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1994).
4.38*             Acquisition and Development Revolving Credit Facility extension letter dated
                  August 31, 1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1994).
4.39*             Working Capital Line of Credit extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30,
                  1994).
4.40*             Letter of Credit extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the
                  Company's 10-Q for the quarter ended September 30, 1994).
4.41*             Loan Agreement amendment dated September 15, 1994 between the
                  Company and Bank One (incorporated by reference to Exhibit 4.5 of the
                  Company's 10-Q for the quarter ended September 30, 1994).




Exhibit
Number                                      Description
- ------                                      -----------

4.42*             Revolving Credit and Term Loan Agreement dated April 11, 1994 between the
                  Company and The Fifth Third Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1994).
4.43*             Loan Agreement extension letter dated May 25, 1994 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the
                  Company's 10-Q for the quarter ended June 30, 1994).
4.44*             Acquisition and Development Revolving Credit Facility extension letter dated
                  May 18, 1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1994).
4.45*             Acquisition and Development Revolving Credit Facility extension letter dated
                  July 31, 1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30, 1994).
4.46*             Working Capital Line of Credit extension letter dated May 16, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit
                  4.5 of the Company's 10-Q for the quarter ended June 30, 1994).
4.47*             Working Capital Line of Credit extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit
                  4.6 of the Company's 10-Q for the quarter ended June 30, 1994).
4.48*             Letter of Credit extension dated May 18, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.7 of the
                  Company's 10-Q for the quarter ended June 30, 1994).
4.49*             Letter of Credit extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.8 of the
                  Company's 10-Q for the quarter ended June 30, 1994).
4.50*             Loan Agreement dated December 21, 1993 between the Company and Bank
                  One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-
                  K for the year ended December 31, 1993).
4.51*             Revolving Credit and Term Loan Agreement dated August 11, 1993 between the Company and The Provident Bank (incorporated by reference to Exhibit
                  4.1 of the Company's 10-Q for the quarter ended September 30, 1993).
4.52*             Revolving Credit and Term Loan Agreement dated September 30, 1993 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30,
                  1993).
4.53*             Stockholders Agreement dated April 9, 1985 among Arbor Holdings, Inc. and
                  Stockholders and the First Amendment thereto (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.54*             Series B Preferred Stock Purchase Agreement dated November 3, 1986
                  (incorporated by reference to Exhibit 4.2 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
4.55*             Revolving Credit and Term Loan Agreement dated June 30, 1992 between the
                  Company and Society Bank & Trust (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (File No. 33-65080)
                  filed June 25, 1993 under the Securities Act of 1933).
4.56*             Line of Credit Agreement dated June 22, 1993 between the Company and
                  Society Bank & Trust (incorporated by reference to Exhibit 4.4 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                  June 25, 1993 under the Securities Act of 1933).



Exhibit
Number                                      Description
- ------                                      -----------

4.57*             Loan Agreement between the Company and The Provident Bank dated
                  September 9, 1992 (incorporated by reference to Exhibit 4.5 of the Com-
                  pany's Registration Statement on Form S-1 (File No. 33-65080) filed June 25,
                  1993 under the Securities Act of 1933).
4.58*             Loan Agreement between the Company and Bank One, Lima, NA dated
                  December 7, 1992 (incorporated by reference to Exhibit 4.6 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1933 under the Securities Act of 1933).
4.59*             Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the Company June 7, 1993 (incorporated by reference to Exhibit 4.7 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                  June 25, 1993 under the Securities Act of 1933).
4.60*             Mortgage and Security Agreement between the Company and Southtrust
                  Bank of Alabama, National Association, dated September 29, 1992
                  (incorporated by reference to Exhibit 4.8 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
4.61*             Commitment Letter dated as of May 30, 1993, from Society Bank & Trust for revolving credit facility, accepted by the Company June 22, 1993
                  (incorporated by reference to Exhibit 4.9 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the
                  Securities Act of 1933).
4.62*             Commitment Letter dated as of July 1, 1993, from The Provident Bank, informing the Company of reaffirmation of line of credit (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
                  (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company, and the
                  Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1              Share Purchase Agreement dated June 30, 1996 between the Company and
                  Robert Q. Baker, sole shareholder of Poly-Stat Supply Corporation.
10.2              Share Purchase Agreement dated June 30, 1996 between the Company and
                  Robert Q. Baker and Richard E. Moon, shareholders of Poly-Stat Computer
                  Applications, Inc.
10.3*             Second Amendment to Lease Agreement dated March 18, 1996 between the
                  Company and V & V Properties (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended March 31, 1996).
10.4*+            Arbor Health Care Company 1996 Stock Option Plan for Non-Employee Directors
                  (incorporated by reference to the Company's Proxy Statement dated April 8, 1996).
10.5*+            Description of 1995 Bonus Plans for Named Executive Officers (incorporated by reference to Exhibit 10.1 of the Company's 10-k for the year ended
                  December 31, 1995).
10.6*             Asset Purchase Agreement dated April 28, 1995 between the Company and
                  Fairlawn Associates Limited Partnership (incorporated by reference to Exhibit
                  10.1 of the Company's 10-Q for the quarter ended June 30, 1995).
10.7*             Amendment to Asset Purchase Agreement dated June 1, 1995 between the
                  Company and Fairlawn Associates Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June
                  30, 1995).
10.8*             Agreement of Merger dated June 30, 1995 between the Company, Green
                  Tree Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.3 of the Company's 10-Q for the quarter ended June
                  30, 1995).



Exhibit
Number                                      Description
- ------                                      -----------
10.9*              Addendum to Agreement of Merger dated June 30, 1995 between the
                   Company, Green Tree Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc.
                   (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).
10.10*             Share Purchase Agreement dated June 30, 1995 between the Company and
                   Allan K. Vrable, sole shareholder of Alternacare Plus Enterprises, Inc.
                   (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended June 30, 1995).
10.11*             Employment Agreement dated June 30, 1995 between the Company and
                   Allan K. Vrable (incorporated by reference to Exhibit 10.6 of the Company's
                   10-Q for the quarter ended June 30, 1995).
10.12*+            Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's Proxy Statement dated April 24, 1995).
10.13*             Share Purchase Agreement dated June 30, 1994 between the Company and the Stockholders of Bay Geriatric Pharmacy, Inc. and Home Care Pharmacy,
                   Inc. of Florida (incorporated by reference to Exhibit 10.1 of the Company's
                   10-K for the year ended December 31, 1994).
10.14*             Lease Agreement between Highland Oaks Associates, LTD., and Bay
                   Geriatric Pharmacy, dated May 23, 1991 (incorporated by reference to Exhibit
                   10.2 of the Company's 10-K for the year ended December 31, 1994).
10.15*             Lease Agreement between FGHP Properties, Limited Partnership and Home
                   Care Pharmacy, Inc. of Florida, dated March 24, 1993 (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended December
                   31, 1994).
10.16*             First Amendment to lease between the Company and Semi Cane
                   Investments, Inc., as Successor in Interest to Great Western Bank dated June
                   17, 1994 (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31, 1994).
10.17*             First Amendment to Lease Agreement dated March 11, 1994 between the
                   Company and V & V Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-K for the year ended December 31, 1994).
10.18*             Management Agreement between the Company and Fairlawn Nursing Home and Assisted Living, Inc. dated June 9, 1986, and amendments thereto dated
                   June 13, 1986, October 1, 1990, and January 1, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form
                   S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.19*             Lease Agreement between the Company and V & V Properties, dated June
                   2, 1988 (incorporated by reference to Exhibit 10.2 of the Company's
                   Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.20*             Operating Lease between the Company and Health Care Property Investors,
                   Inc., dated January 31, 1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on
                   Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of
                   1933).
10.21*             Business Property Lease between the Company and Office World, Inc. dated
                   July 1, 1992 (incorporated by reference to Exhibit 10.4 of the Company's
                   Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.22*             Lease Agreement between the Company and Great Western Bank, dated
                   July 1, 1992 (incorporated by reference to Exhibit 10.5 of the Company's
                   Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).


Exhibit
Number                                      Description
- ------                                      -----------

10.23*            Operating Lease between the Company and Health Care Property Investors,
                  Inc., dated January 31, 1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.24*            Office Lease between the Company and NFI MetroCenter II Associates dated
                  November 15, 1992 (incorporated by reference to Exhibit 10.7 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                  June 25, 1993 under the Securities Act of 1933).
10.25*            Lease Agreement between the Company and Marie Antoinette Partners, dated April 2, 1986 (incorporated by reference to Exhibit 10.8 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                  June 25, 1993 under the Securities Act of 1933).
10.26*            Facility Lease by and between the Company and Cumberland Healthcare,
                  L.P., I-C, dated February 1, 1989, as amended November 15, 1991
                  (incorporated by reference to Exhibit 10.9 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.27*            Lease and Security Agreement between BIP SUB I, INC. and Arbors East, Inc.
                  dated April 1, 1991 (incorporated by reference to
                  Exhibit 10.10 of the Company's Registration Statement
                  on Form S-1 (File No. 33-65080) filed June 25, 1993
                  under the Securities Act of 1933).
10.28*            Operating Lease between the Company and Health Care Properties Investors,
                  Inc. dated December 30, 1986 and Addendum dated March 23, 1987
                  (incorporated by reference to Exhibit 10.11 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.29*+           First Amended and Restated Incentive Stock Option Plan dated November
                  26, 1991 (incorporated by reference to Exhibit 10.12 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.30*            Management Agreement dated September 28, 1989 between the Company and The Druggist, Inc., as amended June 30, 1991 (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.31*            Assignment and Assumption of Management Agreement dated January 4,
                  1989 among the Company, Fairlawn Nursing Home and Assisted Living, Inc.,
                  and Fairlawn Associates Limited Partnership, relating to Management
                  Agreement previously filed as Exhibit 10.1 of the Company's Registration
                  Statement on Form S-1 filed on June 25, 1993 (File No. 33-65080) and incorporated by reference herein (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (File No. 33-65080)
                  filed July 9, 1993 under the Securities Act of 1933).
10.32*+           Certificate of Amendment dated July 7, 1993, to First Amended and Restated
                  Incentive Stock Option Plan previously filed as Exhibit 10.12 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) and
                  incorporated by reference herein (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 33-65080)
                  filed July 9, 1993 under the Securities Act of 1933).
10.33*            Land Lease Agreement between the Company and the Chesapeake and
                  Potomac Telephone Company of West Virginia dated June 24, 1993
                  (incorporated by reference to Exhibit 10.18 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed July 29, 1993 under the
                  Securities Act of 1933).




Exhibit
Number                                      Description
- ------                                      -----------

10.34*+           Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.19 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed July
                  29, 1993 under the Securities Act of 1933).

11.1              Statement Re Computation of Net Income Per Share.

27.1              Financial Data Schedule

*Previously filed.

+Executive management contract or compensatory plan or arrangement.

