Form 10-Q
period 1996-09-30
ARBOR HEALTH CARE CO /DE/
filed 1996-11-14
CIK 908312

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                           Yes [X]       No [ ]

Shares of Registrant's Common Stock, $.03 par value, outstanding as of the close of business on November 12, 1996 -- 6,898,255.

                                TABLE OF CONTENTS



                                                                       Number
                                                                       ------
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets ...................................  3

        Consolidated Statements of Income .............................. 4

        Consolidated Statements of Cash Flows........................... 5

        Notes to Interim Consolidated Financial Statements.............. 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations................... 7

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings................................................9

Item 2. Changes in Securities...........................................10

Item 3. Defaults Upon Senior Securities.................................10

Item 4. Submission of Matters to a Vote of Security Holders.............10

Item 5. Other Information...............................................10

Item 6. Exhibits and Reports on Form 8-K................................10


                         PART I -- FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                   DECEMBER 31  SEPTEMBER 30
                                                                       1995         1996
                                                                       ----         ----
                                 ASSETS                              (Note 1)
   Current assets

    Cash and cash equivalents ..................................   $  6,394   $  3,201
    Accounts receivable, less allowances of $1,285 and
        $1,368, respectively ...................................     36,207     40,929
    Other current assets .......................................      5,765      7,382
    Deferred income taxes ......................................      1,320      1,364
                                                                   --------   --------
Total current assets ...........................................     49,686     52,876

Property and equipment

    Land and improvements ......................................     19,966     23,595
    Buildings and improvements .................................     73,845     91,293
    Equipment and furnishings ..................................     30,411     38,800
    Leasehold improvements .....................................      7,247      6,228
    Construction in process ....................................     12,985      6,156
                                                                   --------   --------
                                                                    144,454    166,072
    Less allowances for depreciation and amortization ..........     27,470     32,504
                                                                   --------   --------
Total property and equipment ...................................    116,984    133,568

Other assets
    Goodwill, less amortization of $281 and $748, respectively .     10,483     12,603
    Deferred costs, less amortization of $3,242 and
        $3,199, respectively ...................................      1,438      2,209
    Sundry .....................................................        192        190
                                                                   --------   --------
Total other assets .............................................     12,113     15,002
                                                                   --------   --------

                                                                   $178,783   $201,446
                                                                   ========   ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable ..............................................   $  4,496   $  1,669
    Accounts payable ...........................................     15,889     12,113
    Accrued payroll and related items ..........................     11,043     13,998
    Other liabilities ..........................................      8,094      9,686
    Current maturities of long-term obligations ................      5,957      5,502
                                                                   --------   --------
Total current liabilities ......................................     45,479     42,968

Long-term obligations, less current maturities .................     74,741     91,317

Deferred income taxes ..........................................      2,935      4,513

Stockholders' equity
   Preferred stock, $.01 par value
        Authorized - 2,000,000 shares
        None issued or outstanding
    Common stock, $.03 par value
        Authorized -- 20,000,000 shares
        Issued and outstanding -- 6,891,992 and 6,898,255 shares        207        207
    Additional paid-in capital .................................     30,135     30,199
    Retained earnings ..........................................     25,286     32,242
                                                                   --------   --------
Total stockholders' equity .....................................     55,628     62,648
                                                                   --------   --------

                                                                   $178,783   $201,446
                                                                   ========   ========

   See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands except per share data)

                                         THREE MONTHS               NINE MONTHS
                                      ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                      ------------------        ------------------
                                         1995       1996          1995        1996
                                         ----       ----          ----        ----

Net revenues

  Subacute care ...................   $ 24,913    $ 29,165    $  74,003    $  82,971
  Basic care ......................     19,810      21,110       55,224       62,722
  Pharmacy and other ..............      4,879       5,686       10,643       15,385
                                      --------    --------    ---------    ---------
Total net revenues ................     49,602      55,961      139,870      161,078

Expenses

  Operating .......................     39,127      43,578      111,231      127,011
  General corporate ...............      2,052       2,430        6,633        7,123
  Operating lease rental ..........      1,111       1,157        3,162        3,410
  Net Interest ....................      1,587       1,884        4,188        5,161
  Depreciation and amortization ...      2,015       2,216        5,312        6,498
                                      --------    --------    ---------    ---------
Total expenses ....................     45,892      51,265      130,526      149,203

Other expense (income)

  Loss on disposal of property ....         26         315          168          498
  Interest and sundry .............        (48)        (32)        (208)        (130)
                                      --------    --------    ---------    ---------
Total other expense (income) ......        (22)        283          (40)         368
                                      --------    --------    ---------    ---------

Income before income taxes ........      3,732       4,413        9,384       11,507

Income taxes ......................      1,433       1,723        3,622        4,551
                                      --------    --------    ---------    ---------

Net income ........................   $  2,299    $  2,690    $   5,762    $   6,956
                                      ========    ========    =========    =========


Net income per share ..............   $   0.33    $   0.39    $    0.84    $    1.00
                                      ========    ========    =========    =========

Weighted average shares outstanding      6,922       6,954        6,871        6,970
                                      ========    ========    =========    =========



See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                          Nine Months
                                                                        Ended September 30
                                                                        ------------------
                                                                     1995          1996
                                                                     ----          ----
 Operating activities

   Net income .................................................   $  5,762    $  6,956
   Adjustments to reconcile net income to net cash
     provided by operating activities

       Provision for depreciation .............................      4,633       5,432
       Amortization ...........................................        878       1,304
       Provision for deferred income taxes ....................       (129)      1,534
       Provision for losses on accounts receivable ............      1,049       1,447
       Loss on disposal of property ...........................        168         498
       Changes in operating assets and liabilities
         Accounts receivable ..................................      3,946      (5,770)
         Other current assets .................................       (798)     (1,328)
         Deferred preopening costs ............................       (647)       (850)
         Accounts payable .....................................        310      (3,960)
         Accrued payroll and related items ....................      3,718       2,927
         Other liabilities (income tax payments of $4,370,
           and $4,766, respectively) ..........................        710       1,521
                                                                  --------    --------
Net cash provided by operating activities .....................     19,600       9,711
Investing activities
   Expenditures for property and equipment ....................    (15,623)    (18,417)
   Purchase of Arbors at Fairlawn .............................     (6,693)       --
   Purchase of The Druggist, Inc. (net of cash received) ......     (4,993)       --
   Purchase of Poly-Stat  Businesses (net of cash received) ...       --        (1,003)
   Purchase of Arbors at Waterville ...........................       --        (5,772)
   Sundry and other (principally proceeds on sales of
     property and equipment) ..................................         (3)         38
                                                                  --------    --------
Net cash used in investing activities .........................    (27,312)    (25,154)
Financing activities

   Net borrowings (repayments) under line of credit  agreements
     to finance development projects and acquisitions .........     18,450      (5,214)
   Net borrowings (repayments) of working capital
     under line of credit agreements ..........................     (1,577)     (2,827)
   Borrowings on long-term obligations ........................        107      27,000
   Repayments of long-term obligations ........................     (8,195)     (6,014)
   Deferred financing costs ...................................        (63)       (759)
   Issuance of stock ..........................................         55          64
                                                                  --------    --------
Net cash provided by financing activities .....................      8,777      12,250
                                                                  --------    --------
Net increase (decrease) in cash and cash equivalents ..........      1,065      (3,193)
Cash and cash equivalents at beginning of period ..............      5,555       6,394
                                                                  --------    --------
Cash and cash equivalents at end of period ....................   $  6,620    $  3,201
                                                                  ========    ========



 See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Arbor Health Care Company and subsidiaries (the "Company") at December 31, 1995 has been derived from the audited consolidated financial statements at that date. The consolidated balance sheet of the Company as of September 30, 1996, and the consolidated statements of income and cash flows for the periods ended September 30, 1996 and 1995, have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations and cash flows for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results or cash flows for the full year.

2.       ACQUISITIONS

On September 19, 1996, the Company acquired Arbors at Waterville, a 100-bed Center that it has operated under an operating lease agreement since 1989. The Company financed a portion of the $5.8 million purchase with $4.6 million from its acquisition/development lines of credit. Raymond James Financial, Inc. ("RJFI") owns two subsidiaries that are the controlling partners in a partnership that is the general partner in a partnership that owned the center. The general partner's interest in the leased center was 1%. Thomas A. James, a Director of the Company, is an officer, director and major stockholder of RJFI.

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

On May 31, 1995, the Company acquired substantially all of the assets of Arbors at Fairlawn, a 150-bed nursing and assisted living facility, for approximately $6.7 million in cash and assumed certain liabilities of $3.8 million for a total purchase price of approximately $10.5 million. On June 30, 1995, the Company acquired all of the outstanding stock of The Druggist, Inc. ("Druggist"), an institutional pharmacy, for approximately $10.5 million in cash and notes, and exchanged 49,937 shares of its Common Stock for all of the outstanding shares of Alternacare Plus Enterprises, Inc. ("Alternacare"), a provider of medical and enteral feeding supplies and Medicare billing services. Additional consideration of up to $2.5 million may be required for the Druggist acquisition if certain earnings targets are attained over the five year period subsequent to the purchase.

These acquisitions except Alternacare have been treated as purchases for accounting and financial reporting purposes. Results of operations of companies purchased and the immaterial pooling of Alternacare are included from the dates of acquisition.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in 1985 and had an initial public offering of its Common Stock in August 1993. As more fully described in the Annual Report on Form 10-K for the year ended December 31, 1995, the Company provides subacute and basic health care services to patients in centers ("Centers") located in five states and operates three institutional pharmacies, one in Ohio and two in Florida. The Company's growth strategy includes the development of new facilities, the addition of new pharmacy contracts and selected acquisitions in its primary markets. During 1995, the Company developed and opened two 120-bed Centers, one in April and one in October, acquired a 150-bed Center on May 31, 1995 and on June 30, 1995 acquired an institutional pharmacy and a provider of medical supplies and Medicare billing services. The Company opened a 79-bed Center in April, 1996 and a 116-bed Center in August, 1996 and purchased two businesses that provide medical supplies and Medicare billing services effective June 30, 1996. The Company operated 3,458 beds in its 29 Centers at September 30, 1996. The Company's institutional pharmacies service 206 non-affiliated facilities and 28 of the Company's Centers. Refer to Note 2 to the Interim Consolidated Financial Statements. Ongoing efforts by third party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing affect the Company's revenues and profitability. The Company has begun to implement a strategy to lower costs and improve margins of its managed care business and is positioning itself for proposed changes in Medicare reimbursement.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         For the three months ended September 30, 1996 total net revenues of $56.0 million increased $6.4 million, or 12.8%, from the three months ended September 30, 1995. Approximately 85.1% of the revenue increase was derived from internal growth and the balance from acquisitions made during 1995 and 1996. Medicare rates, increased approximately 3%. Average insurance rates, which are a blend of indemnity insurance and managed care rates, are approximately 19% lower due to a higher proportion of revenue from managed care patients, whose rates typically are lower than those for indemnity patients. However, as a result of the increased census of managed care patients, insurance and managed care revenue accounted for 13.5% of total revenues as compared to 12.9% last year. Same Store (Centers and pharmacies in operation for 24 months or more as of the period reported upon) revenues accounted for 6.5% of the total revenue increase. Revenues from Start-Ups (Centers and pharmacies in operation for less than 24 months as of the period reported upon) provided approximately 78.6% of the total revenue increase. Subacute care revenues (which accounted for 52.1% of total revenues) increased $4.3 million due to the addition of new beds during the period. Basic care revenues increased $1.3 million primarily from new beds added during the period. Pharmacy and other revenues increased $0.8 million primarily due to the June 30, 1996 acquisition.

         Operating expenses for the three months ended September 30, 1996 of $43.6 million increased $4.5 million, or 11.4%, over the comparable period in 1995. Operating costs increased at a slower pace than revenue. As a percent of revenue, operating costs decreased to 77.9% from 78.9% for the comparable period in 1995, due to lower operating costs at Same Store Centers and pharmacies. The increased costs were due to Start-Up Centers and acquisitions made in 1995 and 1996. Center personnel compensation expenses of $20.2 million (which are included in operating expenses) increased by $1.7 million, or 9.1%, over the comparable period in 1995. Start-Up Centers accounted for a $2.2 million increase in Center personnel compensation expenses, which was partially offset by Same Store cost control efforts. The cost of providing additional pharmaceuticals, therapies, and medical supplies increased operating expenses by $1.8 million, while the net effect of other cost increases and decreases reflected an overall net increase of $1.0 million primarily resulting from Start-Up Centers.

         General corporate expenses for the three months ended September 30, 1996 of $2.4 million increased $0.4 million, or 18.4%, from the comparable period in 1995. This change was primarily caused by an increase in expenses related to administrative personnel and professional services. As a percentage of revenue, general corporate expenses increased to 4.3% from 4.1% in the comparable period of the prior year.

         Ownership and leasing costs for the three months ended September 30, 1996 of $5.3 million increased $0.5 million, or 11.5%, over the three months ended September 30, 1995. The increase in ownership costs is primarily due to Start-Up Centers.

         Net income increased by $0.4 million, or 17.0%, from the comparable period in 1995, primarily as a result of the foregoing factors, notwithstanding an increase in the effective income tax rate from 38.4% to 39.0%. The increase in the tax rate was due to the discontinuance of the targeted jobs tax credit.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         For the nine months ended September 30, 1996 total net revenues of $161.1 million increased $21.2 million, or 15.2%, from the nine months ended September 30, 1995. Approximately 62.5% of the revenue increase was derived from internal growth and the balance from acquisitions made during 1995 and 1996. Same Store revenue decreased approximately 0.1% from the comparable period in 1995. Medicare rates, which are cost based, declined approximately 4% as a result of the Company's cost reduction efforts. Additionally, average insurance rates, which are a blend of indemnity insurance and managed care rates, are approximately 14.4% lower due to a higher proportion of revenue from managed care patients, whose rates typically are lower than those for indemnity patients. Revenues from Start-Ups provided approximately 63.0% of the total revenue increase. Subacute care revenues (which accounted for 51.5% of total revenues) increased $9.0 million due to the addition of new beds during the year. Basic care revenues increased $7.5 million ($2.7 million from higher rates and $4.8 million from new beds added during the year). Pharmacy and other revenues increased $4.7 million due to the institutional pharmacies acquired in 1995 and 1996. Same Store subacute revenue declined $1.6 million from the comparable period in 1995 (due to lower rates as discussed above). Same Store growth provided $2.1 million of the basic care revenue increase (primarily due to higher Medicaid rates). The remaining revenue growth came from Start-Up Centers and the Center acquired in May, 1995.

         Operating expenses for the nine months ended September 30, 1996 of $127.0 million increased $15.8 million, or 14.2%, over the comparable period in 1995. Operating costs increased at a slower pace than revenue. As a percent of revenue, operating costs decreased to 78.9% from 79.5% for the comparable period in 1995, due to lower operating costs at Same Store Centers and pharmacies. The increased costs were due to Start-Up Centers, the Center acquired in May, 1995, and the institutional pharmacy acquired in June, 1995. Center personnel compensation expenses of $59.3 million (which are included in operating expenses) increased by $5.7 million, or 10.8%, over the comparable period in 1995. Start-Up Centers and the Center acquired in May, 1995 accounted for a $6.7 million increase in Center personnel compensation expenses, which was partially offset by Same Store cost control efforts. The cost of providing additional pharmaceuticals, therapies and medical supplies increased operating expenses by $7.5 million, while the net effect of other cost increases and decreases reflected an overall net increase of $2.6 million primarily resulting from Start-Up Centers and the Center acquired in May, 1995.

         General corporate expenses for the nine months ended September 30, 1996 of $7.1 million increased $0.5 million, or 7.4%, over the comparable period in 1995. As a percentage of revenue, general corporate expenses declined to 4.4% from 4.7% in the comparable period of the prior year.

         Ownership and leasing costs for the nine months ended September 30, 1996 of $15.1 million increased $2.4 million, or 19.0%, over the nine months ended September 30, 1995. The increase in ownership costs is due primarily to Start-Up Centers and the Center and institutional pharmacy acquired in 1995.

         Net income increased by $1.2 million, or 20.7%, from the comparable period in 1995, primarily as a result of the foregoing factors, notwithstanding an increase in the effective income tax rate from 38.6% to 39.5%. The increase in the tax rate was due to the discontinuance of the targeted jobs tax credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth during the last two years has been financed with cash from operating and financing activities. The Company's cash from operating activities was $9.7 million for the nine months ended September 30, 1996 compared to $19.6 million for the comparable period last year primarily due to the build up of accounts receivable in Start-Up Centers and the timing of trade accounts payable payments. Cash provided by financing activities was $12.3 million for the nine months ended September 30, 1996. Expenditures for investing activities totaled $25.2 million, including development of Centers, the purchase of a Center that had been operated by the Company since 1989 under an operating lease, renovations to existing Centers, the Poly-Stat acquisition and the purchase of a company airplane.

         At September 30, 1996, the Company had working capital of $9.9 million compared to $4.2 million at December 31, 1995. Accounts receivable net of allowances were $40.9 million at September 30, 1996 compared to $36.2 million at December 31, 1995. The number of days of net revenues for the quarter in net receivables increased to 67 at September 30, 1996 from 64 at December 31, 1995.

         The Company has revolving credit facilities ("Credit Facilities") with four banks that are renewable on an annual basis. These Credit Facilities provide amounts for working capital, letters of credit and acquisition/ development financing of $4.6 million, $4.4 million and $48.6 million, respectively. At September 30, 1996, $1.7 million of working capital had been borrowed, $2.6 million of letters of credit were outstanding and $30.3 million had been committed for acquisition and development purposes. The annual rates charged by the banks vary. Interest rates on the working capital lines range from London Interbank Offered Rates ("LIBOR") plus 1.5% to prime and on the acquisition/development facilities from LIBOR plus 1.75% to prime. Annual fees of 1.0% are charged to the Company by the banks issuing letters of credit under these Credit Facilities. The Company has been successful in obtaining permanent financing and refinancing existing debt while using its Credit Facilities as interim sources of financing when appropriate.

         Long-term obligations, including current maturities, which provide funds for long-term financing of Centers and acquisitions, totaled approximately $96.8 million at September 30, 1996. These obligations are for varying amounts and for terms that expire at varying times over the next 17 years. Interest rates on outstanding obligations ranged from 3.68% to 10.75% at September 30, 1996.

         The Company has various ongoing needs for capital, including (i) working capital for operations; (ii) capital expenditures for its Centers, pharmacies or corporate office; and (iii) capital expenditures for the development of new Centers and acquisitions. During the remainder of 1996 and in 1997, the Company expects to utilize approximately $20.0 million for completion of a Center in Pensacola, Florida and the development of two to three additional Centers; $3.9 million for Center renovations; and $10.7 million for other capital expenditures. The Company expects the development costs for a typical 120-bed Center to be in a range of $6.0 to $7.5 million. Management believes when all sources of capital are considered, including cash to be generated by operating activities, credit facilities likely to be available, and other financing activities to be undertaken, that sufficient capital resources will be available to carry out anticipated undertakings during the next 12 to 24 months.

         Federal budget discussions one year ago targeted the Medicare program for savings in spending of approximately $10 billion. It is likely that similar budget discussions will surface with the 105th Congress. Approximately 35% of the Company's revenue is derived from Medicare. While any legislation of the magnitude of last year's proposals could have a significant effect on the Company, the Company will attempt to offset any cuts by making certain cost reductions, changing patient mix and acuity, or increasing revenue from other payor sources such as managed care. Until the ultimate form of any new legislation is known, the Company will not be able to determine its financial impact. In anticipation of such changes, the Company has begun to reduce costs and to focus on increasing revenue from managed care payors. Additionally, the House and Senate both have discussed changes to the welfare program, which includes Medicaid. Approximately 32% of the Company's revenue is derived from Medicaid. The Company can give no assurance that payments under the Medicaid programs in the future will remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients.

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

NUMBER                            DESCRIPTION
------                            -----------

11.1    Statement Re Computation of Net Income Per Share.
27.1    Financial Data Schedule.

        (b)      Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ARBOR HEALTH CARE COMPANY

                                  (Registrant)

Date 11/13/96                     By:  /s/ DENNIS R. SMITH
    -------------                    -------------------------------------
                                  Dennis R. Smith, Senior Vice President -
                                  Finance and Chief Financial Officer

                           PART II - OTHER INFORMATION

                                INDEX TO EXHIBITS

ITEM 6(A) EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION
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

4.1*  Second Amended and Restated Revolving Credit and Term Loan Agreement dated
      June 28, 1996 between the Company and KeyBank National Association, fka
      Society National Bank (incorporated by reference to Exhibit 4.1 of the
      Company's 10-Q for the quarter ended June 30, 1996).

4.2* Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth Third Bank (incorporated by reference to Exhibit 4.2 of the
      Company's 10-Q for the quarter ended June 30, 1996).

4.3*  Promissory Note dated February 15, 1996 between the Company and Capital One
      Funding Corporation (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1996).

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


EXHIBIT
NUMBER                                      DESCRIPTION
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





EXHIBIT
NUMBER                                      DESCRIPTION
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


EXHIBIT
NUMBER                                      DESCRIPTION
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

10.1 Purchase and Sale Agreement dated September 19, 1996 between the Company and Cumberland Healthcare, L.P. I-C.

10.2*  Share Purchase Agreement dated June 30, 1996 between the Company and
       Robert Q. Baker, sole shareholder of Poly-Stat Supply
       Corporation(incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1996).

10.3*  Share Purchase Agreement dated June 30, 1996 between the Company and
       Robert Q. Baker and Richard E. Moon, shareholders of Poly-Stat Computer
       Applications, Inc (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1996).

10.4*  Second Amendment to Lease Agreement dated March 18, 1996 between the
       Company and V & V Properties (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended March 31, 1996).

10.5*+ Arbor Health Care Company 1996 Stock Option Plan for Non-Employee
       Directors (incorporated by reference to the Company's Proxy Statement dated
       April 8, 1996).

10.6*+ Description of 1995 Bonus Plans for Named Executive Officers
       (incorporated by reference to Exhibit 10.1 of the Company's 10-k for the year ended December 31, 1995).

10.7*  Asset Purchase Agreement dated April 28, 1995 between the Company and
       Fairlawn Associates Limited Partnership (incorporated by reference to
       Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1995).



EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.8*  Amendment to Asset Purchase Agreement dated June 1, 1995 between the
       Company and Fairlawn Associates Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June
       30, 1995).

10.9*  Agreement of Merger dated June 30, 1995 between the Company, Green Tree
       Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.3 of the Company's 10-Q for the quarter ended June
       30, 1995).

10.10* Addendum to Agreement of Merger dated June 30, 1995 between the Company,
       Green Tree Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc.
       (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).

10.11* Share Purchase Agreement dated June 30, 1995 between the Company and
       Allan K. Vrable, sole shareholder of Alternacare Plus Enterprises, Inc.
       (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended June 30, 1995).

10.12* Employment Agreement dated June 30, 1995 between the Company and Allan K.
       Vrable (incorporated by reference to Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).

10.13*+ Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's Proxy Statement dated April 24, 1995).

10.14* Share Purchase Agreement dated June 30, 1994 between the Company and the
       Stockholders of Bay Geriatric Pharmacy, Inc. and Home Care Pharmacy, Inc.
       of Florida (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1994).

10.15* Lease Agreement between Highland Oaks Associates, LTD., and Bay Geriatric
       Pharmacy, dated May 23, 1991 (incorporated by reference to Exhibit 10.2 of the Company's 10-K for the year ended December 31, 1994).

10.16* Lease Agreement between FGHP Properties, Limited Partnership and Home
       Care Pharmacy, Inc. of Florida, dated March 24, 1993 (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended December
       31, 1994).

10.17* First Amendment to lease between the Company and Semi Cane Investments,
       Inc., as Successor in Interest to Great Western Bank dated June 17, 1994
       (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31, 1994).

10.18* First Amendment to Lease Agreement dated March 11, 1994 between the
       Company and V & V Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-K for the year ended December 31, 1994).

10.19* Management Agreement between the Company and Fairlawn Nursing Home and
       Assisted Living, Inc. dated June 9, 1986, and amendments thereto dated June
       13, 1986, October 1, 1990, and January 1, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File
       No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

10.20* Lease Agreement between the Company and V & V Properties, dated June 2,
       1988 (incorporated by reference to Exhibit 10.2 of the Company's
       Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

10.21* Operating Lease between the Company and Health Care Property Investors,
       Inc., dated January 31, 1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).



EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.22* Business Property Lease between the Company and Office World, Inc. dated
       July 1, 1992 (incorporated by reference to Exhibit 10.4 of the Company's
       Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

10.23* Lease Agreement between the Company and Great Western Bank, dated July 1,
       1992 (incorporated by reference to Exhibit 10.5 of the Company's
       Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

10.24* Operating Lease between the Company and Health Care Property Investors,
       Inc., dated January 31, 1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

10.25* Office Lease between the Company and NFI MetroCenter II Associates dated
       November 15, 1992 (incorporated by reference to Exhibit 10.7 of the
       Company's Registration Statement on Form S-1 (File No. 33-65080) filed June
       25, 1993 under the Securities Act of 1933).

10.26* Lease Agreement between the Company and Marie Antoinette Partners, dated
       April 2, 1986 (incorporated by reference to Exhibit 10.8 of the Company's
       Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

10.27* Facility Lease by and between the Company and Cumberland Healthcare,
       L.P., I-C, dated February 1, 1989, as amended November 15, 1991
       (incorporated by reference to Exhibit 10.9 of the Company's Registration
       Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
       Securities Act of 1933).

10.28* Lease and Security Agreement between BIP SUB I, INC. and Arbors East,
       Inc. dated April 1, 1991 (incorporated by reference to Exhibit 10.10 of the
       Company's Registration Statement on Form S-1 (File No. 33-65080) filed June
       25, 1993 under the Securities Act of 1933).

10.29* Operating Lease between the Company and Health Care Properties Investors,
       Inc. dated December 30, 1986 and Addendum dated March 23, 1987
       (incorporated by reference to Exhibit 10.11 of the Company's Registration
       Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
       Securities Act of 1933).

10.30*+ First Amended and Restated Incentive Stock Option Plan dated November
       26, 1991 (incorporated by reference to Exhibit 10.12 of the Company's
       Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

10.31* Management Agreement dated September 28, 1989 between the Company and The
       Druggist, Inc., as amended June 30, 1991 (incorporated by reference to
       Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No.
       33-65080) filed June 25, 1993 under the Securities Act of 1933).

10.32* Assignment and Assumption of Management Agreement dated January 4, 1989 among the Company, Fairlawn Nursing Home and Assisted Living, Inc., and
       Fairlawn Associates Limited Partnership, relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed on June 25, 1993 (File No. 33-65080) and incorporated by reference herein (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July
       9, 1993 under the Securities Act of 1933).


EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
10.33*+ Certificate of Amendment dated July 7, 1993, to First Amended and
        Restated Incentive Stock Option Plan previously filed as Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 33-65080) and
        incorporated by reference herein (incorporated by reference to Exhibit
        10.17 of the Company's Registration Statement on Form S-1 (File No.
        33-65080) filed July 9, 1993 under the Securities Act of 1933).

10.34*  Land Lease Agreement between the Company and the Chesapeake and Potomac
        Telephone Company of West Virginia dated June 24, 1993 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form
        S-1 (File No. 33-65080) filed July 29, 1993 under the Securities Act of
        1933).

10.35*+ Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.19 of the
        Company's Registration Statement on Form S-1 (File No. 33-65080) filed July
        29, 1993 under the Securities Act of 1933).

11.1    Statement Re Computation of Net Income Per Share.

27.1    Financial Data Schedule.

*Previously filed.

+Executive management contract or compensatory plan or arrangement.