Form 10-K
period 1996-12-31
ARBOR HEALTH CARE CO /DE/
filed 1997-03-14
CIK 908312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            ARBOR HEALTH CARE COMPANY
             (Exact name of Registrant as specified in its Charter)

For the fiscal year ended December 31, 1996       Commission file number 0-22178


             DELAWARE                                    34-1469604
     (State of incorporation)               (I.R.S. Employer Identification No.)

       1100 SHAWNEE ROAD, P.O. BOX 840, LIMA, OHIO              45802-0840
        (Address of principal executive offices)                (Zip Code)

                                 (419) 227-3000
              (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
                      SECURITIES EXCHANGE ACT OF 1934: NONE


             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                               Title of Each Class
                               -------------------
                     Common Stock, Par Value $.03 Per Share

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --
         The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1997 was approximately $139,158,275.

         The number of shares of Registrant's Common Stock outstanding on February 28, 1997 was 6,904,987.

                                     PART I

                                ITEM 1. BUSINESS

CERTAIN STATEMENTS CONTAINED IN THIS "ITEM 1. BUSINESS" THAT ARE NOT HISTORICAL FACTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SEE "ITEM 7.
FORWARD-LOOKING STATEMENTS."

THE COMPANY

         Arbor Health Care Company and its subsidiaries (collectively the "Company" and "Arbor") provide subacute medical services and basic health care services to a variety of patients at its licensed nursing centers (the "Centers"). The Company also provides institutional pharmacy services. As of January 1, 1997, the Company began to operate outpatient rehabilitation facilities. Subacute care is appropriate for patients who no longer need hospital care but require extensive amounts of skilled nursing care, therapies and active physician involvement. Arbor's basic care services primarily consist of general and restorative nursing care for geriatric or chronic care patients and to a limited extent assisted living services for people who can no longer live independently. Arbor operates three institutional pharmacies in Ohio and Florida that serve approximately 200 non-affiliated facilities, as well as Arbor Centers.

         During 1996, the Company operated 30 Centers, primarily in Florida and Ohio, with a total of 3,578 beds, all of which have been developed or acquired by the Company since it was founded in April 1985. Since 1988 the Company has increasingly emphasized the delivery of subacute care. All Centers provide subacute services except for one. The Company believes it can deliver subacute care at a cost below the cost of similar care provided in acute care hospitals. The Company also believes that the growth in enrollment of managed care organizations and limitations of Medicare reimbursement to hospitals will contribute to continued demand for subacute care services.

         Enrollment of managed care organizations, particularly those serving the elderly, has been increasing. The Health Care Financing Administration ("HCFA") has proposed to replace the current cost-based Medicare reimbursement system for subacute services with a prospective or per diem rate system. In response to these two market trends, Arbor has introduced a plan to improve operating margins through better cost control and increased referrals from managed care.

         The Company intends to expand its business by (i) developing new Centers with subacute units; (ii) identifying and admitting appropriate high acuity referrals; and (iii) seeking strategic acquisition opportunities in selected markets.

         The Company was organized as a Delaware corporation in April 1985. The Company's headquarters are located in a company-owned office building at 1100 Shawnee Road, P.O. Box 840, Lima, Ohio 45802- 0840 and its telephone number is
(419) 227-3000.

INDUSTRY TRENDS

         In 1983, a change in the federal government's reimbursement policy set in motion a variety of trends in the health care industry which the Company believes will contribute to its continued growth. At that time, the federal government established a new type of payment system for hospitals based on prospectively determined prices rather than retrospectively determined costs for Medicare, a federal insurance program for individuals age 65 and over. Concurrent with the change in government reimbursement of health care costs, the managed care segment of the health care industry ( including indemnity insurers that manage care) emerged based upon the theme of cost containment. Health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") were formed to limit hospitalization costs by giving physicians incentives to reduce hospital utilization and by negotiating discounted fixed rates for hospital services. Subsequently, traditional third party indemnity insurers began to limit reimbursement to predetermined amounts of "reasonable charges," regardless of actual cost, and to increase the amount of co-payment required to be paid by patients, thereby requiring patients to assume more of the cost of hospital care.

         To reduce the high cost of traditional hospital care, managed care companies are leading the drive for physicians, discharge planners and case managers to find effective, low-cost alternatives. Medicare reimbursement to hospitals provides a financial incentive for hospitals to discharge patients to an alternative setting such as a subacute center or home. These conditions are significant factors in the growth of the subacute business. Skilled nursing facilities providing subacute care for medically stable patients have considerably lower costs because they need only provide physician directed nursing and rehabilitation services. As managed care companies experience the cost advantages and positive outcomes of subacute care and as their enrollments grow, the market for these services should also grow. Cost efficient providers will benefit from the per diem payment system currently used by managed care companies.

         HCFA has proposed replacing the current cost-based Medicare reimbursement system for subacute services with a prospective per diem rate system. This prospective pay system will also reward cost efficient providers.

         Many long-term care providers do not have the requisite clinical personnel, equipment, physical space, and systems in place to provide subacute care. In addition, certain providers are reluctant or unable to spend the capital required to upgrade staff, implement medical procedures, and equip a nursing home to treat subacute patients and provide the rehabilitative therapies many of them require. Historically, Medicaid plans of many states discouraged such a transition by long-term care providers. However, certain states are beginning to recognize the need for increased levels of reimbursement for patients receiving higher levels of care. Several states have developed or have begun to develop Medicaid case mix systems to reimburse for these types of services.

         The market for subacute and basic care services is expanding because of demographic trends. The elderly utilize health care extensively and represent a large and growing portion of the population. Approximately 12.5% of Americans today are over the age of 65. Furthermore, the U. S. Bureau of Census predicted in 1990 that the fastest growing part of the elderly population, the 85 and older or "frail elderly" would grow 39% by the year 2000 and more than double by 2010 to approximately 5.7 million people. The frail elderly population uses a disproportionately larger share of health care services.

COMPANY GROWTH STRATEGY

         The Company's goal is to add new Centers in its primary markets, identify and admit appropriate high- acuity referrals, and seek opportunities for strategic acquisitions of nursing facilities or related businesses in selected markets.

         EXPANSION IN SELECTED GEOGRAPHIC AREAS. The Company intends to develop new Centers with subacute units designed to provide high-acuity services and, where desirable, acquire existing facilities with the potential for implementation of subacute services. The Company currently intends to focus its Center expansion in major markets within Florida and Ohio. The Company believes that concentrating its Centers within selected geographic areas helps to control corporate overhead and enables the Company to establish effective working relationships with the regulatory authorities in the states in which it operates and also allows the Company to develop stronger local referral sources through concentrated marketing efforts. Factors considered by the Company when targeting new locations for development include availability of certificate of need approvals, community demographics, site availability, the local referral base of physicians and hospitals, local labor costs, the availability of nursing and therapy personnel, the historical occupancy rates, the reimbursement mix and managed care utilization. The Company may acquire existing facilities with the potential for conversion of basic care beds to subacute beds after considering the physical location and condition of the prospective Center and many of the other factors listed above. Consistent with this strategy, from its inception in April 1985 through December 31, 1996, the Company developed 12 Centers and acquired 18 Centers for its own use.

         The Company intends to develop two or three Centers each year during 1997 and 1998. Over the next few years, the Company anticipates that most new Centers will be developed in Florida due to the opportunities available for health planning approvals in that state. See "Company Operations."

         If the Company were unable to obtain required regulatory approvals for its new projects, expansions or acquisitions, the Company's business strategy would be adversely affected. However, the regulatory approvals are not generally a significant barrier to acquisitions or to conversions of traditional nursing home beds to subacute beds. See "Government Regulation."

         GROWTH IN CURRENT CENTERS. The Company intends to expand its business in existing Centers by identifying and admitting appropriate high-acuity referrals. This should result in higher levels of care for the Company's patients, an improved rate received by the Company per patient day and, possibly, a more favorable mix of revenue sources.

         The Company receives payment for services from a variety of sources. The amount the Company receives from patients for its services greatly depends on the source of the payment and the acuity level of its services. By increasing the Company's subacute business, the Company will recognize higher revenue because subacute services require considerably higher levels of nursing, therapies and other services than basic care. See "Patient Services" and "Sources of Revenue."

         ACQUISITIONS. Although it primarily follows an internal growth strategy, the Company investigates potential acquisitions that would complement the Company's core business. It is expected that future acquisitions would be funded with cash reserves, bank financing, or the issuance of equity or debt securities or a combination of the foregoing.

         During 1996, the Company acquired Poly-Stat Supply Corporation and Poly-Stat Computer Applications, Inc., businesses that provide enteral feeding, urological, ostomy, tracheostomy, surgical dressing and oxygen supplies, and Medicare billing services to nursing homes. The Company also acquired the Arbors at Waterville, a 100-bed Center that it had operated under an operating lease agreement since 1989. Raymond James Financial, Inc. ("RJFI") owns two subsidiaries that are the controlling partners in a partnership that is the general partner in a partnership that previously owned the Arbors at Waterville. A director of the Company is an officer, director and major stockholder of RJFI. See "Item 13. Certain Relationships and Related Transactions."

         In January 1997, the Company acquired Adult Services Unlimited, Inc. and Health Poconos, Inc., two Comprehensive Outpatient Rehabilitation Facilities ("CORFs") that provide general, job-related injury and geriatric rehabilitation to the northeastern Pennsylvania market.

         In addition to developing its own Centers, the Company is seeking strategic acquisitions of nursing facilities or related businesses in major markets within Florida and Ohio and CORFs in Pennsylvania, the upper Midwest, and Florida. The Company currently has no binding agreements or commitments with respect to any material acquisition.

PATIENT SERVICES

         The Company's Centers are designed to provide subacute and basic health care services to diverse but related types of patients. Centers generally are located in markets that require both subacute and basic health care services. The allocation of beds is determined by market needs, with some Centers allocating up to 50% of total bed capacity to subacute care. The remaining beds are used to deliver basic health care primarily consisting of general and restorative nursing care. This model has several advantages: (i) a subacute unit located in a Center can achieve the economic benefit of spreading fixed costs across the basic care business instead of incurring the full fixed costs of a comparably sized freestanding subacute facility; (ii) basic care patients who develop a need for higher intensity services may be transferred to the Center's subacute unit; and (iii) the Center's general and restorative care units provide a step-down in medical intensity for geriatric subacute patients who cannot be discharged home but still need low intensity nursing for extended periods of time. These factors effectively combine basic care and subacute services to form a continuum of care within an individual Center.

         SUBACUTE SERVICES. As of December 31, 1996, the Company operated 29 subacute units, totaling 1,196 beds, within its 30 Centers. Subacute units provide treatment programs appropriate for medically stable patients who may require medical rehabilitation, ventilator weaning and respiratory therapy, and complex medical services such as cardiac recovery, infusion therapy, and wound care. The extent of services required largely are determined by the intensity and number of medical diagnoses. Subacute units provide services as a follow up to a hospital stay or in certain cases as a substitute for an acute care admission. Patients seeking care within the Company's subacute units include those with respiratory diseases, strokes, neurological and neuromuscular diseases, orthopedic injuries or surgery, infections, chronic and obstructive pulmonary diseases and digestive disorders. These patients generally require extensive nursing care and therapies, active physician management, pharmaceuticals, and medical supplies. The average length of stay in the Company's subacute units for the year ended December 31, 1996 was 27 days.

         Arbor's subacute units concentrate on medically complex patients with high acuity medical needs requiring additional skills and services than those associated with the more general subacute population. The Company supports this emphasis with the management capabilities, physical plant and clinical expertise to deliver a full array of services to more medically demanding patients. Each subacute unit has a medical director, typically board certified and depending on market needs, may have additional program medical directors, such as pulmonologists. Subacute units also utilize nurse managers often supported by full time staff development coordinators, clinical information coordinators and case managers. Depending on the types of patients served, subacute units may feature piped in oxygen, medical air and medical vacuum, diagnostic and monitoring equipment and, in newly built Centers, separate entrances and service areas.

         Subacute per diem rates are potentially 30% to 60% lower than rates for similar services provided in acute care hospitals. This savings is achieved in a less institutional setting than typically provided by a hospital. The strong interdisciplinary approach to patient services, in conjunction with the support services that the patient and family receive, are important in optimizing clinical outcomes and level of satisfaction.

         The primary subacute programs currently offered by the Company are medical rehabilitation, respiratory therapy and complex medical services, all of which are supported by the Company's pharmacy services.

         MEDICAL REHABILITATION. The Company's medical rehabilitation services include subacute and comprehensive rehabilitation and are delivered with an interdisciplinary focus. A physician specialist such as a neurologist or physiatrist directs a team of licensed therapists, nurses and other clinicians to meet the comprehensive rehabilitation needs of patients who have a variety of impairments. The level of service provided is guided by the patient's goals and ability to actively participate in the treatment plan. The

Company's subacute rehabilitation in most Centers follows a similar approach to its comprehensive rehabilitation, but is geared to the slower progressing patient who only can tolerate a less aggressive therapy regimen. Typical medical rehabilitation patients include patients with diagnoses such as cerebral vascular accident (stroke), neurological disease, neuromuscular disease, multiple trauma, orthopedic injury/surgery, joint replacement, and general debilitation following hospitalization. The Company's therapy services are provided by Company personnel and by subcontractors specializing in rehabilitation.

         RESPIRATORY THERAPY. The Company's ventilator programs are designed to provide intensive interdisciplinary rehabilitation services to the ventilator dependent patient. Under the direction of pulmonologists, Arbor's respiratory therapy staff has established a successful track record in weaning medically-complex patients from their ventilators. Additional respiratory management services include pulmonary rehabilitation and artificial airway management. Typical respiratory management patients include those with chronic respiratory diagnosis such as COPD, emphysema and asthma, or acute respiratory diagnoses such as pneumonia, hypoxemia, or reactive airway disease. The Company's ventilator and respiratory services are provided with support and monitoring equipment similar to that used in acute care hospitals.

         COMPLEX MEDICAL SERVICES. The Company provides services for patients with complex medical needs or for patients with additional comorbid conditions, including:

         - Infusion Therapy for patients suffering from dehydration, digestive disorders, nutritional deficiencies, infections, cardiac disorders, diabetes, cancer or renal failure.

         - Wound Care for patients with wounds resulting from surgical intervention, trauma, disease processes or unrelieved pressure.

         - Cardiac Recovery for post-acute care patients who have experienced coronary artery bypass surgery, cardiac valve procedures, heart failure or endocarditis.

         - Digestive Disorders for patients with diseases or impairments of the esophagus, stomach, duodenum or intestines.

         The goal of these programs is to resolve acute conditions in a timely and cost effective manner. In many cases, these patients also participate in rehabilitation programs. By coordinating these programs, the patients' medical conditions can be treated concurrently with rehabilitative gains.

         PHARMACY SERVICES. The Company operates three institutional pharmacies, one in Ohio and two in Florida. The pharmacies serve approximately 200 non-affiliated facilities, as well as the Company's Centers.

         BASIC HEALTH CARE SERVICES. The Company's basic care services primarily consist of general and restorative ("G&R") nursing care to patients with chronic illnesses, diminished physical function, impaired cognition or behavior problems, and to a limited extent assisted living services. Patients with chronic or acute illnesses need clinical services such as administration of medications, simple wound care, oxygen administration and frequent physician visits. Other G&R patients need less clinical care but require supervision and extensive assistance with tasks of daily living: bathing, eating, toileting and locomotion. The average length of stay for G&R patients was approximately 202 days for the year ended December 31, 1996.

         The Company's G&R nursing units also provide a step-down in medical intensity for geriatric subacute patients who cannot be discharged home and need lower intensity nursing for extended periods of time. Similarly, geriatric patients in G&R units who develop a need for rehabilitative or higher intensity services can be transferred to a subacute unit within the same Center. As of December 31, 1996, the Company operated 2,197 G&R nursing beds within its Centers. The primary reimbursement sources for G&R nursing care are Medicaid and private payors.

         The Company also operates assisted living units in five Centers for elderly individuals who do not require nursing care but need assistance with activities of daily living such as bathing, dressing or cooking.
The Company operated 185 assisted living beds at December 31, 1996.

COMPANY OPERATIONS

         OPERATIONS OF THE CENTERS. The Centers are licensed under state law and certified under state and federal law as "nursing facilities" and/or "skilled nursing facilities." See "Government Regulation." Each Center is supervised by a licensed administrator and employs a director of nursing, who supervises a staff of registered nurses, licensed practical nurses and certified nursing aides. At each Center, a medical director oversees the medical management of all patients, a marketing director supervises the marketing staff and an accountant supervises financial matters. Certain Centers also have a rehabilitation program director who oversees the clinical aspects of the medical rehabilitation program. Other personnel include dietary, housekeeping, laundry, maintenance, activities, social services and business office staff. Subacute units are staffed with a medical director and additional personnel which may include specialty program medical directors, case managers, respiratory managers, therapists, nurse liaisons and other clinical administrative support personnel.

         The Company's operations are organized into four regions, each of which is supervised by a regional vice president of operations. In addition, the Company's corporate office staff provides services such as marketing assistance, training, clinical services oversight, human resource management, reimbursement expertise, accounting, cash management, information services and general management support. Financial control is maintained through financial and accounting policies that are established at the corporate level for use at each Center. The Company has standardized operating procedures and monitors its Centers on a frequent basis to assure consistency of operations. The Company uses a financial reporting system that enables it to monitor certain financial data and other relevant information for each Center such as payor mix, admissions and discharges, cash collections, net patient care revenues and staffing.

         MARKETING. The goal of the Company's marketing program is to increase the occupancy of its Centers and to improve the payor mix by increasing the number of patients covered by commercial insurance and managed care organizations (HMOs, PPOs and indemnity insurers), which currently are the most profitable payor sources. The Company utilizes a decentralized approach to sales and promotion, with each Center responsible for achieving its occupancy and revenue goals. Each Center has a director of marketing and typically an admissions coordinator. Certain Centers also employ one or more marketing representatives and/or nurse liaisons. Center personnel market the subacute care services of the Company to hospital personnel responsible for utilization review and discharging patients, specialty physicians who can refer specific types of patients, independent case managers, managed care organizations, capitated physician groups, indemnity insurers, third party administrators, liability insurers and employers. Center personnel work closely with referral sources to educate them about the Center's programs and services and to help determine which patients are appropriate candidates for admission. Case managers or nurse managers are utilized to provide ongoing feedback to key physicians and insurance companies, thus contributing to repeat business. The Company markets its basic care services directly to individual payors, primary care physicians, hospital discharge planning personnel and community referral sources.

         A corporate marketing staff supports the Center's marketing and sales by providing strategic planning, sales management, sales training and systems and the development of promotional materials. The corporate marketing staff also seeks to establish contractual relationships with managed care organizations, capitated physician groups and indemnity insurers, which are increasingly important sources of referral for subacute patients.

         CLINICAL SERVICES. The Company's clinical services staff is designed to provide the Centers with direction and support that assures the provision of quality care, while maintaining regulatory compliance.

         Each Center is credentialed by the clinical services staff twice a year. The credentialing process includes a review of clinical systems, staff skill sets, Center contracts and supplies and equipment. The credentialing validates the Center's ability to provide quality care to the residents/patients. The process identifies any indicators that require improvement to meet the corporate standards and is the cornerstone in the corporate plan to assure a high quality clinical program.

         To maintain regulatory compliance, the Company's clinical services staff conducts a comprehensive audit of the Centers twice a year. The audit is directed by the regional nurse consultant with input from a Company interdisciplinary team which may include a rehabilitation therapist, a dietitian and a respiratory therapist. The Company's audit standards exceed federal and state regulations and requirements for licensure and certification. The program is designed to provide the Center staff with a thorough review of care management systems from pre-admission through discharge. The clinical services staff works with the Center management team to develop an action plan for identified issues. The monitoring, evaluation and action planning system is consistent with a continuous quality improvement process.

         In addition to state and federal regulatory compliance, Arbor demonstrates its commitment to a quality clinical program by seeking accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The JCAHO accreditation is recognized by health care organizations and physicians as a symbol of quality patient care. Currently, 18 Centers are JCAHO approved for long term care. Eleven subacute units are also JCAHO approved for subacute care. The Company's goal is to have all designated subacute Centers accredited by the JCAHO subacute standards. The Company's Ohio pharmacy was one of the first pharmacies in the nation to receive JCAHO's new accreditation with commendations for Long-Term Care Pharmacies.

         To ensure that quality clinical programs are maintained, the clinical service department directs the outcomes management program. Outcome data is collected and evaluated to identify opportunities to improve the care delivery process and patient outcomes.

         The care delivery process is directed by the clinical services department. Standards of Practice, Standards of Care and Clinical Practice Guidelines are developed with input from the Center clinicians in their areas of expertise. The standards and guidelines drive the development of supportive protocols and policies.
Clinical direction is based on best demonstrated practice.

         DEVELOPMENT. The Company has extensive experience in developing its own Centers. The Company's development staff researches and identifies potential markets, selects the most appropriate sites, obtains health planning and other approvals, then designs and builds Centers to meet the needs of the given market. An integral part of the Company's philosophy is a commitment to creating state of the art facilities that are functional, attractive, comfortable and safe environments for its patients. From its founding through December 31, 1996, the Company has developed 24 projects with approximately 2,800 beds, including 12 projects with over 1,350 beds for third parties.

         The Company has developed Centers exclusively for its own use since 1993. The Company believes development of its Centers provides certain competitive advantages, including (i) the selection of promising markets and suitable sites within those markets; (ii) the ability to design buildings to fit the patient needs of the specific community; and (iii) reduced construction costs due to the Company's specialization in Center construction. The Company has determined that, for the foreseeable future, most of its new Centers will contain approximately 80 to 120 beds, approximately half of which will be dedicated as subacute units.

         The Company intends to develop two or three Centers each year in 1997 and 1998. One Center, in Sarasota, Florida consisting of 81 beds, including a subacute unit of 40 beds, is expected to open in the fourth quarter of 1997. Another Center, in Port Charlotte, Florida consisting of 93 beds, including a 60 bed subacute unit, is also expected to open in the fourth quarter of 1997. A third project, in Melbourne, Florida, an addition of a 47 bed subacute unit, is expected to open in the first quarter of 1998. Over the next few years, most new Centers will be developed in Florida due to the opportunities the Company believes are available for obtaining health planning approvals in that state. The Company anticipates that it will be able to meet its development schedule. In addition to certificate of need ("CON") approvals for the three projects in Florida which are planned to open in 1997 and early 1998, it currently holds one CON approval for 108 beds in Florida along with four additional CON approvals for 440 beds that have been appealed by other providers and, therefore, are not yet final.

         The development of a new Center requires approximately three to four years from initial planning to opening. The Company's development team first conducts market feasibility studies to determine overall demand and then prepares CON applications. Upon obtaining a CON approval (which takes between six and 24 months, depending on the state) the team chooses its site, designs the facility specifically to meet the needs of the community, obtains all necessary zoning changes and permits, serves as contractor, hires and supervises subcontractors and ultimately opens the Center. In most instances, a new Center must be open for approximately 6 to 12 months to attain profitability.

         Compliance with government regulations generally causes some delay and in certain instances can prevent the development of a Center. See "Government Regulation."

SOURCES OF REVENUE

         The Company receives payment for services from private and other payors, Medicare and Medicaid. The following table reflects the allocation of total revenues among these three payor groups:


                                                    Years Ended December 31,
                                      ------------------------------------------------
                                          1994             1995              1996
                                          ----             ----              ----
Private (1).........................      34.6%             33.4%            33.8%
Medicare............................      34.2              36.1             34.6
Medicaid............................      31.2              30.5             31.6
                                      ---------       -----------        ---------
                                         100.0%            100.0%           100.0%
                                      =========       ===========        =========
--------------

(1) Private revenues include reimbursements received from individuals, indemnity insurers, other charge- based sources and, prior to May 31, 1995, fees for the management of one Center.

         The sources and amounts of the Company's revenue are determined by a number of factors, including facility capacity, occupancy, patient mix and reimbursement rates among payor categories (private payors, Medicare and Medicaid). Reimbursement levels generally are linked to the level of care provided, and higher intensity levels of care generally require greater nursing and ancillary services. In addition, Medicare and, in certain cases, private payors typically cease reimbursement after defined lengths of stay or levels of expenditure, following which the Company generally is dependent on the patient's own resources or Medicaid for reimbursement.

         PRIVATE PAYORS. Private pay revenues include payments from individuals and contract payors that pay directly for services without government assistance. The reimbursements received by the Company from private payors generally are higher than other sources of reimbursements for comparable services. Private payors include individuals, indemnity insurers, managed care organizations such as HMOs and PPOs and other charge-based sources. Payments from indemnity and managed care insurers generally are based on negotiated contracts or on patient-specific rates and terms. Typically, managed care contracts permit such organizations to place patients in the Company's facilities for a negotiated per diem charge that varies with patient category, or for a per diem base rate plus the Company's charges for ancillary services. Certain of these contracts require the Company to provide specified health care services for a set per diem payment rate and length of stay. These contracts generally are automatically renewed unless terminated in writing by either party at the end of an annual term. The amount the Company charges to private patients in its Centers is not subject to regulatory control in any of the states in which the Company operates.

         MEDICARE. Under Medicare, the federal government provides payment for medically necessary skilled nursing care, room and board, therapies, drugs, supplies and other subacute services provided by the Company to eligible patients (generally, those over age 65 and certain disabled persons). After the first 20 days of a patient's stay, Medicare patients are subject to a co-insurance payment, all or some of which may be paid by Medicaid, Medigap insurance or the patient. Medicare does not provide reimbursement for inpatient stays beyond the first 100 days, but may provide reimbursement for certain therapies and medical supplies. Medicare pays the Company with interim retrospective payments during the year, which are subject to later adjustment to reflect actual allowable costs. These costs include the reasonable direct and indirect costs of the services furnished at the Centers, subject to Medicare routine cost limits ("Routine Cost Limits") for routine operating costs except when the facility delivers atypical services and when there is an exemption granted from the Routine Cost Limits until the end of the first three full years of the Center's operation. The exception request process required to receive payment for atypical services is an additional step in the cost reporting process that is taken routinely by Medicare providers. The process for requesting payment for atypical services involves both the local federal reimbursement processing intermediary and the Health Care Financing Administration ("HCFA"), which administers the Medicare program.

         The Company recognizes amounts representing management's estimate, based upon experience with the intermediary and HCFA, of cash that ultimately will be received in excess of the Medicare Routine Cost Limits. All of the Company's exception requests for payment for atypical services provided in years prior to 1994 were approved for the full amount requested except three, which were reduced moderately due to low occupancy in the Medicare certified beds, for an average approval rate of 99%. The Company anticipates final approval of the 11 exception requests for 1994 in early 1997 and the approval of the 13 exception requests for 1995 in late 1997. There is no assurance that Medicare reimbursement will be sufficient to cover actual costs incurred by the Company for the delivery of Medicare atypical services. Six Centers were reimbursed during 1995 and seven during 1996 under a three-year exemption for new facilities. Nine Centers will be reimbursed under this exemption during 1997. Reasonable costs of therapies, drugs, supplies and other ancillary services are reimbursed to the Company without ceilings. Reasonable property costs (depreciation, interest and rent) are reimbursed without a ceiling except that facilities purchased after July 17, 1984 are limited to the cost of the original owner of record on July 18, 1984. When a long-term care facility changes ownership, amounts previously paid by Medicare as reimbursement for the facility's depreciation expense may be recaptured at the time of sale up to the amount of the gain on the sale of the facility. Through September 30, 1993, Medicare also paid to all nursing facilities a rate of return on equity capital (the amount of which varied each year), which was equal to approximately 7% of allowable equity. Effective October 1, 1993, the return on equity payment previously permitted to nursing facilities was eliminated and the Routine Cost Limits were frozen at the 1993 level for two years. This freeze was eliminated for cost reporting periods beginning on or after October 1, 1995 and the Routine Cost Limits were inflated forward from 1993 including inflation factors for Federal fiscal years 1994 and 1995. See "Government Regulation - Other Regulatory Matters."

         MEDICAID. Medicaid programs are designed to provide medical assistance to individuals unable to afford medical care. Medicaid is a joint federal and state endeavor in which states voluntarily participate. Medicaid programs vary by state but traditionally have reimbursed the Centers for the reasonable direct and indirect allowable costs incurred in providing routine services (as defined by the programs) plus a return on equity in some states, subject to certain cost ceilings. Incentives may be earned by Centers operating below these cost ceilings. These costs normally include allowances for administrative and general costs and costs for property and equipment (depreciation and interest or rental expense) subject to certain ceilings on the amount of such costs. Reimbursement rates and covered services vary from state to state. All the states in which the Company operates have converted to a prospective payment system that is based in part on historical costs. See "Government Regulation."

         AUDITS. Under current reimbursement regulations, funds received under Medicaid and Medicare programs are subject to audit with respect to proper application of the various payment formulas. In certain states, these audits can result in retroactive adjustment of payments received from these programs, resulting in either amounts due to the government agency from the Company or amounts due to the Company from the government agency. Past government audits of the Company's reimbursement requests have not resulted in any material adjustments, and the Company does not anticipate that any material adjustments will result from pending or future audits.

GOVERNMENT REGULATION

         GOVERNMENT REIMBURSEMENT PROGRAMS. The federal government maintains a health insurance program for the aged known as "Medicare." Individual states have programs for medical assistance to the indigent known generally as "Medicaid," which are partially financed by the federal government. Federal funds are conditioned on state compliance with federal regulations. A portion of the current revenue derived from Centers is received under Medicare, Medicaid and other government programs.

         Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and government funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities. Since 1983, Congress consistently has attempted to limit the growth of federal spending under the Medicare and Medicaid programs.

         Recent federal budget discussions, and in particular President Clinton's proposed budget, have targeted the Medicare program for reductions in spending growth of approximately $9 billion for skilled nursing facilities over the next six years, primarily through the implementation of a Medicare prospective payment system for subacute services program. Currently, the Company derives approximately 35% of its revenues from Medicare. Additionally, increased pressure to reduce certain health care costs of Medicaid and discussions permitting greater flexibility by states in the administration of Medicaid could affect the Company. Currently, the Company derives approximately 32% of its revenues from Medicaid. Until the ultimate form of any new legislation is known, the Company will not be able to determine the exact nature of the financial impact these proposals may have. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or be sufficient to cover the costs allocable to serving its Medicare and Medicaid patients. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in health care and related industries, including the Company, and may similarly affect the price of the Company's securities in the future.

         During 1996, the Company introduced a plan to improve operating margins, reduce operating costs and increase referrals from managed care organizations. The Company believes this strategy will minimize the effects or potentially maximize the benefits of future changes which management anticipates in the Medicare payment system and the expansion of managed care business. However, until the ultimate form of any new legislation is known, the Company will not be able to determine its financial impact.

         The Company operates 15 Centers in Ohio. The Ohio General Assembly adopted a new Medicaid payment system effective July 1, 1993 which implemented prospective reimbursement guidelines. The prospective payment rates are based on prior year costs inflated to the mid-point in the payment period and are adjusted quarterly based on case mix, subject to certain ceilings. The law also provided that when a long-term care facility changed ownership on or after July 1, 1993, Medicaid would be entitled to receive a portion of the purchase price. If the purchase proceeds exceeded the depreciated cost of the facility, amounts previously paid by Medicaid arising from the facility's depreciation expense would be recaptured at the time of sale, up to the amount of the gain on the sale of the facility. This rule was changed effective July 1, 1995 and reverted back to the depreciation recapture rule in effect prior to July 1, 1993 whereby recapture is reduced by 10% for each year of operation. Therefore, there is no recapture after ten years.

         State Medicaid programs must ensure that for capital cost reimbursement purposes any increase in valuation as a result of a change of ownership is limited to a predetermined inflation factor. Under the Medicare program, facilities' valuations will be based on the lesser of the cost to the new owner or the historical cost of the original owner of record on July 18, 1984.

         On February 2, 1993, President Clinton ordered the federal Department of Health and Human Services ("HHS") to streamline the process of granting state Medicaid programs certain waivers from federal requirements and indicated an increased willingness to grant such waivers. States can obtain waivers from, among other things, federal freedom-of-choice requirements, enabling the states to direct patients to use only certain facilities that are cost effective and/or provide benefits through HMO, PPO and other "managed care" plans more freely. Waivers also can be granted to allow states to use Medicaid funding for home and community-based alternatives to inpatient care.

         The federal portion of state Medicaid budgets is based on a percentage of the amount of state funding, which percentage varies from state to state. On December 12, 1991, President Bush signed a law that eliminated federal Medicaid payments to the extent that the state's share is funded by taxes imposed upon Medicaid providers ("provider-specific taxes") or voluntary provider donations, with certain exceptions. The effective date of this law was September 30, 1992 in most states, and December 31, 1992 or June 30, 1993 in some states. This law reduced Medicaid payments to states with provider-specific taxes or provider donation programs, including certain states in which the Company operates Centers.

         CERTIFICATES OF NEED. Pursuant to federal legislation that was operative through 1986, most states established programs that required health care providers to obtain a certificate of need ("CON") before establishing a new health facility, changing the number of beds or the nature of services provided in such a facility, or making any capital expenditures in excess of certain thresholds. Since January 1, 1987, the individual states may choose whether or not to continue their CON programs. Failure to continue state CON programs can allow construction of new facilities to compete with Arbor's Centers. However, in almost all instances of discontinued CON programs, restrictions have been placed on new development, such as Medicaid reimbursement prohibitions.

         The availability of CONs is subject to statutory and regulatory change. Certain states, including some of the states in which the Company operates, have passed legislation, enacted rules and regulations and adopted policies that prohibit, restrict or delay the issuance of CONs. Effective July 1, 1993, the Ohio General Assembly adopted legislation that imposed a two-year moratorium on CONs for long-term care facilities. The moratorium on new CONs has been continued through June 30, 1997 and is expected to continue for at least an additional two years. CONs in Florida and certain other states include Medicaid utilization requirements that can negatively affect reimbursement. The governor of Florida has recommended a moratorium on nursing home beds to the legislature but legislation has not been introduced at this time. The Florida and Ohio hospital industry also is lobbying to exempt hospitals from the normal CON approval process when converting a limited number of acute care beds to skilled nursing home beds. Any such legislation would result in more competition if enacted.

         The process of obtaining CONs is highly competitive. CON awards generally are appealed requiring the Company to litigate such appeals. Accordingly, the cost and the time required to develop new Centers have increased.

         LICENSURE AND CERTIFICATION. Health care facilities must comply with licensing requirements of state and local health agencies, as well as building, health and life safety codes. In granting and renewing a facility's license, state health agencies consider the physical buildings and equipment, the qualifications of the administrative personnel and nursing staffs, the quality of nursing programs and the continuing compliance of the facility with the laws and regulations applicable to its operations. Pharmacies are subject to regulation by the states in which the Company conducts pharmaceutical operations as well as federal regulation under the Food, Drug and Cosmetic Act and Prescription Drug Marketing Act. The Company also is required to register its pharmacies with the United States Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures.

         Separate certification standards must be met for nursing facilities to participate in Medicaid and Medicare programs. As part of the Omnibus Budget Reconciliation Act of 1987 (the "1987 Act"), Congress adopted legislation that substantially increased the requirements for Medicare and Medicaid certifications. The 1987 Act, as amended, created a number of new sanctions for noncomplying facilities. Federal regulations which became effective July 1, 1995 affect the survey process for nursing facilities and the authority of state survey agencies and HCFA to impose sanctions on facilities that are found to be out of compliance with certification standards, including denial of or reductions in payments, fines and the appointment by the state of a manager to operate the facility. If a facility is found to be substandard in three consecutive annual surveys, the state is required to deny payment for new admissions and to appoint a monitor to oversee correction of deficiencies. The Company believes that its Centers are substantially in compliance with the applicable Medicare and Medicaid regulatory requirements. However, from time to time the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency agree upon the measures to be taken to bring the Center into compliance with regulatory requirements. In some cases, the reviewing agency may take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients into the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a facility's license. These actions may adversely affect the facility's ability to continue to operate, the ability of the Company to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs. Additionally, conviction for engaging in abusive or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to be disqualified for participation in Medicare and Medicaid programs. Regulations in some states provide that all facilities under common control or ownership within a state are subject to being delicensed if any one or more of such facilities is delicensed. Certain of the Company's facilities in the past were notified by state agencies that, as a result of certain alleged deficiencies, the agencies were taking steps to decertify the facility from participation in Medicare and Medicaid programs and/or revoke or suspend its license. In all cases, such deficiencies were remedied before any facilities were decertified or their licenses were suspended or revoked.

         Certain states have adopted legislation, enacted rules and regulations, and/or adopted policies that prohibit, restrict or delay the issuance of new facility certifications under state Medicaid programs. The state of Ohio has prohibited new long-term care facility certifications under Medicaid for several years. In some cases, certification requirements that create a duty to admit Medicaid patients may limit the ability of the Company's facilities to increase their private pay census.

         OTHER REGULATORY MATTERS. The Ohio Department of Human Services, which administers the state Medicaid program, has adopted a pre-admission screening program to promote utilization of home-based services as an alternative to nursing services. In 1990, HCFA granted a waiver to allow federal Medicaid funds for home-based services under this program, which is expected to result in a substantial expansion of the program. In addition, the Ohio General Assembly adopted legislation requiring pre-admission screening of non-Medicaid covered persons before admission to any Medicaid certified long-term care facility, effective January 1, 1994. Because the Centers operated by the Company in Ohio are single purpose facilities, a reduction in demand for services as a result of this program could adversely affect Company revenues.

         After the first three full years of a facility's operation, Medicare reimbursement of routine operating costs is subject to a cap that is related to costs of similar providers. In cases where this cap is exceeded, the facility may obtain an exception if it can show that the excess costs are caused by "atypical services." Several of the Centers have sought and received such exceptions. See "Sources of Revenue - Medicare." The 1993 Budget Act froze the Routine Cost Limits at 1993 levels for two years and provided that the exception process could not be used to recover the amount not paid solely due to this freeze.

         ANTI-KICKBACK LAW. Various federal and state laws regulate the relationship between providers of health care services and physicians, including employment or service contracts and investment relationships. Certain provisions of the Medicare/Medicaid Anti-Fraud and Abuse Amendment to the Social Security Act (the "Anti-Kickback Law") and similar state statutes prohibit the payment, receipt, solicitation, or offering of any direct or indirect remuneration intended to induce the referral of patients or for the ordering or providing of services, items, or equipment. The Secretary of HHS has interpreted these provisions broadly to include the intentional payment of anything of value to influence the referral of Medicare and Medicaid business. Other provisions of these laws prohibit referrals from physicians who have an ownership interest in or compensation arrangement with the service provider, unless a specified exception applies, regardless of intent to induce referrals. Violations of these provisions may result in civil and/or criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and from state programs containing similar provisions relating to referrals of privately insured patients. The Secretary of HHS has issued regulations which set forth certain "safe harbors," representing business relationships and payments that can safely be undertaken without violation of the Fraud and Abuse Laws. The Company believes that all of its contracts and business relationships comply with these laws.

COMPETITION

         The Centers compete primarily on a local and regional basis with other basic and subacute care providers, including rehabilitation Centers, hospitals, nursing facilities and home health agencies. Many such providers currently have underutilized facilities and are expanding into subacute care by converting some or all of such facilities to subacute care. In particular, a number of nursing facilities and general acute care hospitals are adding subacute care units. Some competing providers have greater financial resources than those of the Company or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Centers compete varies from location to location and depends on a number of factors, including the number of competing facilities in the local market, types of services, quality of care, reputation, age and appearance of each Center and the cost of care in each locality. In light of these factors, the Company seeks to compete in each locality by establishing a reputation within the local community for high quality clinical and basic health care services, attractive and comfortable Centers, and for responding to the specialized health needs of its patients and referral sources. The Company also faces competition when it pursues acquisitions and Certificate of Need approvals.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 4,500 people, approximately 4,360 of whom are employed in the Centers and institutional pharmacies. The Company's corporate staff consists of approximately 140 people, the majority of whom are located at the Company's headquarters in Lima, Ohio. Certain of the Company's employees in one Center in Ohio are covered by a collective bargaining contract. The Company believes that it has good relationships with its employees.

         Although the Company believes it is able to employ sufficient personnel to staff its Centers adequately, a shortage of nurses, nursing assistants or therapists in key geographic areas could affect the ability of the Company to attract and maintain qualified professional health care personnel. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees.

INSURANCE

         Health care companies are subject to medical professional liability, personal injury and other liability claims that are customary risks inherent in the operation of healthcare facilities. The Company carries general liability, comprehensive property damage, professional liability, workers' compensation and other insurance coverages that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. There can be no assurance that a future claim will not exceed insurance coverage or that such coverage will continue to be available.

ENVIRONMENTAL AND OTHER MATTERS

         The Company believes that it is in substantial compliance with all existing applicable environmental laws and does not anticipate that continued compliance will have a material effect on its future capital expenditures, earnings or competitive position.

                               ITEM 2. PROPERTIES

         At December 31, 1996, the Company operated 30 Centers in five states. Twelve Centers with 1,388 beds were built by the Company and an additional five Centers with 588 beds were built by a company with which members of the Company's management team were affiliated prior to the establishment of the Company. Twenty- four Centers are owned by the Company and the remaining six Centers are leased under long-term operating leases with remaining terms of two to five years that generally require the Company to pay all taxes, insurance and maintenance costs. These operating leases provide the Company with the opportunity to extend the term of the leases for varying periods of time. The majority of the Centers were developed during the past 12 years and the balance recently have been renovated. Certain Centers serve as collateral for various debt obligations. See Note 4 of Notes to the Consolidated Financial Statements. The Company leases properties for its pharmacy in Ohio and two pharmacies in Florida under renewable, long-term operating leases with remaining initial terms of two to four years. The Company is required to pay all taxes, insurance and maintenance costs under the lease agreements. The Company owns its headquarters in Lima, Ohio. The Company generally considers its properties to be in good operating condition and suitable for the purposes for which they are being used. See "Item 1. Business - Company Operations."

         LOCATIONS. The following table summarizes certain information regarding the Centers operated by the Company during 1996:


                                                             LICENSED BEDS (1)                       SUBACUTE UNIT BEDS (2)
                                                    ------------------------------------       ----------------------------------
                                 Placed In                                Occupancy %                              Occupancy %
CENTER LOCATION                   Service             Number                  (3)                Number                (3)
---------------
                                ------------        -----------         ----------------       ----------       -----------------
OHIO
Canton.........................         8/85                127                    89.9%               60                   88.2%
Milford........................         9/85                169                     87.0               36                    77.2
Hilliard.......................        10/85                122                     95.4               18                    90.1
Marietta.......................         1/86                170                     94.9               31                    87.4
West Jefferson.................         1/86                100                     95.8               18                    87.2
Clyde..........................         5/86                138                     87.5               18                    64.3
Toledo.........................         5/86                100                     93.2               34                    84.2
London.........................         6/86                100                     97.5               25                    94.4
Fairlawn ......................         7/86                150                     92.5               21                    81.9
Columbus.......................         1/87                120                     89.6               60                    83.7
Delaware.......................         1/87                117                     93.6               32                    87.9
Waterville.....................         4/88                100                     90.6               18                    76.0
Blanchester....................         5/88                 50                     94.4                4                    41.9
Columbus East..................         7/91                100                     93.1               48                    86.9
Sylvania.......................         4/96                 79                     67.6               60                    72.9
                                                    -----------         ----------------       ----------       -----------------
    TOTALS.....................                           1,742                    91.3%              483                   83.0%
FLORIDA
Brandon........................         7/85                120                    92.3%               60                   85.9%
Safety Harbor..................         5/86                120                     93.8               26                    80.1
Orange Park....................        12/89                120                     90.2               60                    82.9
Lakeland.......................         5/90                120                     90.7               45                    79.6
Tallahassee....................         2/92                120                     91.3               44                    87.2
Bayonet Point..................         2/93                120                     95.8               78                    95.9
Orlando........................         1/94                113                     87.8               60                    79.2
Melbourne......................         8/94                120                     95.2               60                    91.8
Tampa..........................         4/95                120                     77.1               60                    56.5
St. Petersburg.................        10/95                120                     88.3               52                    85.2
Jacksonville...................         8/96                116                     54.6               60                    54.6
Pensacola......................        12/96                120                      1.3               60                     0.0
                                                    -----------         ----------------       ----------       -----------------
    TOTALS.....................                           1,429                    88.2%              665                   80.5%
OTHER
Fairmont, WV...................         6/85                120                    99.3%                0              N/A
Fort Wayne, IN.................        10/88                167                     66.2               30             69.5%
New Castle, DE.................         1/91                120                     94.7               18              86.9
                                                    -----------         ----------------       ----------       -----------------
     TOTALS....................                             407                    84.4%               48             76.6%
                                                    -----------         ----------------       ----------       -----------------
     GRAND TOTALS .............                           3,578                    89.3%            1,196             81.4%
                                                    ===========         ================       ==========       =================

-------------
(1) Licensed beds refers to the number of nursing beds for which a license has been issued or the number of assisted living beds designated by management as available for use.
(2) Subacute unit beds refers to the number of nursing beds designated by management as available for providing care to subacute patients.

(3) Occupancy is the average for the year ended December 31, 1996 as computed by dividing the total billed patient days by the total available bed days.

                            ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings. The Company is engaged on an ongoing basis in routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcomes were unfavorable to the Company, would have a material adverse effect on its financial position.

                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         No matters were submitted to stockholders during the fourth quarter of the fiscal year.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq National Market of The Nasdaq Stock Market under the symbol "AHCC." The high and low sales prices for each quarter for the years indicated are shown below:


                                       1995
         ----------------------------------------------------------
         QUARTER ENDED                   HIGH               LOW
         -----------------------   -----------------  -------------
         March 31                       $23.50            $19.25
         June 30                        $21.75            $17.38
         September 30                   $23.25            $17.25
         December 31                    $23.25            $15.00


                                    1996
         ----------------------------------------------------------
         QUARTER ENDED                   HIGH               LOW
         ----------------------    ----------------   -------------
         March 31                       $28.87             $16.75
         June 30                        $29.75             $25.25
         September 30                   $28.00             $20.50
         December 31                    $26.00             $18.75

         There were approximately 1,800 stockholders of record on February 28, 1997.

         The Company has not paid or declared any dividends since its inception. The Company currently intends to retain all future earnings for the operation of its business. The Company's bank credit facilities contain certain restrictions on the payment of dividends and other distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following summary should be read in conjunction with the consolidated financial statements and related notes and Exhibit 11.1 contained herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 1. Business."

         (IN THOUSANDS, EXCEPT SELECTED STATISTICAL AND PER SHARE DATA)



                                                                                 YEAR ENDED DECEMBER 31
                                                  ----------------------------------------------------------------------------------
INCOME STATEMENT DATA:                                    1992            1993             1994            1995             1996
                                                          ----            ----             ----            ----             ----
Net revenues
  Subacute care .................................          $38,562          $62,008         $82,874        $100,945         $113,123
  Basic care.....................................           55,974           60,999          65,615          75,931           84,015
  Pharmacy and other ............................           11,806            9,273          10,302          15,282           21,639
                                                       -----------    -------------     -----------     -----------      -----------
Total net revenues ..............................          106,342          132,280         158,791         192,158          218,777
Expenses
  Operating......................................           83,995          104,883         126,249         151,922          171,170
  General corporate ............................             4,460            6,230           7,353           8,992            9,680
  Operating lease rental.........................            4,289            3,939           4,062           4,301            4,450
  Interest.......................................            4,700            5,043           4,642           5,822            7,108
  Depreciation and amortization..................            3,661            4,436           5,636           7,450            8,924
Total expenses...................................          101,105          124,531         147,942         178,487          201,332
Other expense (income)
  Loss on disposal of property ..................              312              303             231             248              766
  Interest and sundry............................            (159)            (264)           (215)           (332)            (272)
                                                       -----------    -------------     -----------     -----------      -----------
Total other expense (income).....................              153               39              16            (84)              494
                                                       -----------    -------------     -----------     -----------      -----------
Income before income taxes.......................            5,084            7,710          10,833          13,755           16,951

Income taxes (pro forma for 1992 and 1993)(1)....            1,848            2,826           3,930           5,303            6,728
                                                       -----------    -------------     -----------     -----------      -----------
Net income (pro forma for 1992 and 1993)(1)......        $   3,236        $   4,884       $   6,903       $   8,452         $ 10,223
                                                       ===========    =============     ===========     ===========      ===========
Net income per share (pro forma for 1992 and 1993)(1)    $     .60        $     .82       $    1.01       $    1.23         $   1.47
                                                       ===========    =============     ===========     ===========      ===========
Weighted average shares outstanding..............            5,408            5,986           6,842           6,881            6,969
                                                       ===========    =============     ===========     ===========      ===========
                                                                                      DECEMBER 31
                                                       -----------------------------------------------------------------------------
BALANCE SHEET DATA:                                       1992            1993             1994            1995             1996
                                                          ----            ----             ----            ----             ----
Working capital..................................        $   9,609         $ 11,857        $ 10,175       $   4,207         $ 14,422
Total assets.....................................          100,651          116,311         136,591         178,783          209,474
Long-term obligations, less current maturities...           57,426           48,354          52,956          74,741           94,643
Stockholders' equity and redeemable stock........           19,098           39,575          46,485          55,628           66,016




                                                                     YEAR ENDED DECEMBER 31
                                            ----------------------------------------------------------
                                              1992         1993        1994         1995          1996
                                              ----         ----        ----         ----          ----
SELECTED STATISTICAL DATA(2):
Number of licensed beds (end of year):
Subacute care ........................         551          662          817          931        1,196
Basic care ...........................       1,938        1,957        2,029        2,313        2,382
Total ................................       2,489        2,619        2,846        3,244        3,578
Average number of licensed beds:
Subacute care ........................         525          642          776          890        1,039
Basic care ...........................       1,998        1,968        2,000        2,167        2,342
Total ................................       2,523        2,610        2,776        3,057        3,381
Average occupancy(3):
Subacute care ........................          76.8%        78.7%        79.2%        79.1%        81.4%
Basic care ...........................          91.2         92.5         91.2         93.0         92.8
Total ................................          88.2         89.1         87.8         88.9         89.3
Percentage of total net revenue:
Subacute care(4) .....................          36.3%        46.9%        52.2%        52.5%        51.7%
Basic care ...........................          52.6         46.1         41.3         39.5         38.4
Pharmacy and other(5) ................          11.1          7.0          6.5          8.0          9.9
Percentage of total net revenues by
payor:
Private(6) ...........................          41.1%        37.0%        34.6%        33.4%        33.8%
Medicare .............................          21.3         29.0         34.2         36.1         34.6
Medicaid .............................          37.6         34.0         31.2         30.5         31.6
Percentage of subacute care net
revenues by payor:
Private(7) ...........................          28.6%        26.9%        25.7%        24.1%        26.0%
Medicare .............................          54.2         58.7         62.8         65.2         63.3
Medicaid .............................          17.2         14.4         11.5         10.7         10.7
Percentage of basic care net revenues
by payor:
Private(7) ...........................          45.0%        45.7%        44.2%        44.7%        41.7%
Medicaid .............................          55.0         54.3         55.8         55.3         58.3



                                                                    YEAR ENDED DECEMBER 31
                                            -----------------------------------------------------------
                                                       1992       1993       1994       1995       1996
                                                       ----       ----       ----       ----       ----
Percentage of pharmacy and other
revenues by payor:
Private(6)................................             65.8%      48.5%      45.1%      39.2%      43.2%
Medicare..................................             12.0       20.2       21.9       23.3       19.3
Medicaid..................................             22.2       31.3       33.0       37.5       37.5

Subacute census mix percentage:
Private(7)................................             24.2%      20.2%      20.7%      19.2%      24.1%
Medicare..................................             53.7       62.3       63.8       68.0       64.7
Medicaid..................................             22.1       17.5       15.5       12.8       11.2

---------------------
(1) Pro forma income taxes include income taxes computed as if Marshall Properties, Inc. had been included in the Company's consolidated group for income tax purposes prior to its acquisition and pooling of interests effective June 30, 1993.

(2) All statistics for 1992 through 1994 exclude one managed Center in Fairlawn, Ohio with 150 beds of which 23 are subacute beds. The Company acquired the managed Center in 1995.

(3)      Represents total billed patient days divided by total available days.

(4) Subacute care revenue includes all room and board, nursing, therapies, and medical supplies provided to patients in the Company's subacute units and pharmacy charges for all Arbor patients.

(5) Pharmacy and other revenue includes institutional pharmacy sales made to non-related facilities and their residents, outpatient rehabilitation clinic revenue, fees for the management of one center through May 31, 1995 and in 1992 the development of facilities for others.

(6) Private revenues as classified by the Company include reimbursement received from individuals, HMOs, PPOs, indemnity insurers and other charge-based sources, the management of one center and in 1992 the development of facilities for others.

(7) Private as classified by the Company includes reimbursement and patient days applicable to individuals, HMOs, PPOs, indemnity insurers and other charge-based sources.


                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company provides subacute care services and basic health services for a variety of patients at its licensed nursing centers ("Centers"). The Company also provides institutional pharmacy services to both the Centers and non-affiliated facilities and their residents.

         Subacute care revenues increased from $38.6 million in 1992 to $113.1 million in 1996. Included in subacute care revenues are all room and board, nursing, therapies, and medical supplies for subacute patients and pharmacy charges for all Arbor patients. The Company is primarily reimbursed for the care of subacute patients by Medicare, managed care payors and commercial insurance. Rates received vary by payor type. The Company directs its marketing efforts to attract patients reimbursed by managed care providers (principally HMOs and PPOs), commercial insurers and Medicare. Subacute care beds increased from 551 in 1992 to 1,196 in 1996.

         The Company includes in basic health care revenues all room and board, nursing, therapies and medical supplies for its geriatric, chronic care and assisted living patients. The Company receives payment for basic health care services primarily from Medicaid and private pay sources. Revenues from basic care patients increased from $56.0 million in 1992 to $84.0 million in 1996. Basic care revenues have not increased as much as subacute care revenues because
(i) rates for subacute patients are considerably higher than for basic care patients; and (ii) the Company has converted existing basic care beds to subacute care beds. Basic care beds increased from 1,938 in 1992 to 2,382 in 1996.

         The Company includes in pharmacy and other revenues those institutional pharmacy and related ancillary sales made to non-affiliated facilities and their residents, outpatient rehabilitation clinic revenue and, prior to June 1, 1995, the revenue from management of one Center not owned by the Company.

         Operating expenses primarily include the costs incurred by the Centers, pharmacies and, prior to June 1, 1995, costs of providing management services. General corporate expenses are for the supervisory staff needed to handle the general affairs of the Company and to support its operations. Center ownership costs include operating lease rentals, net interest expense, and depreciation and amortization expense. Operating, general corporate and ownership costs increased since 1992 as the Company increased the number of Centers, acquired pharmacies and expanded subacute care services.

         The Company's three institutional pharmacies service approximately 200 non-affiliated facilities and its Centers in Florida, Ohio and Indiana. Pharmacy sales to the Company's subacute and basic care patients are included in subacute care revenue. Pharmacy sales to non-affiliated facilities and their residents are included in pharmacy and other revenue. Sales to the Company's Centers for resale to their Medicare Part A, Veterans Administration and certain other patients constitute intercompany transactions and are eliminated in consolidation.

         During 1996 the Company developed and opened a 36-bed subacute unit addition to an existing Center in February, a 79-bed Center in April, a 116-bed Center in August, and a 120-bed Center in late December. The Company acquired a company that provides specialty medical supplies and Medicare billing services on June 30, 1996, and on September 19, 1996 exercised an option to purchase a 100-bed Center that it had operated under an operating lease since 1989.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net revenues represented by certain items reflected in the Company's consolidated statements of income.


                                                                           PERCENTAGE OF NET REVENUES
                                                                             YEAR ENDED DECEMBER 31
                                                      --------------------------------------------------------------------
                                                          1994                         1995                       1996
                                                      -------------               -------------             --------------
Net revenues
  Subacute care................................                52.2%                       52.5%                      51.7%
  Basic care...................................                41.3                        39.5                       38.4
  Pharmacy and other...........................                 6.5                         8.0                        9.9
                                                      -------------               -------------             --------------
Total net revenues.............................               100.0%                      100.0%                     100.0%
Expenses
  Operating....................................                79.5                        79.1                       78.2
  General corporate............................                 4.6                         4.7                        4.4
  Operating lease rental.......................                 2.6                         2.2                        2.0
  Interest.....................................                 2.9                         3.0                        3.3
  Depreciation and amortization................                 3.6                         3.8                        4.1
  Net other expense............................                   -                           -                        0.2
                                                      -------------               -------------             --------------
Total expenses.................................                93.2                        92.8                       92.2
                                                      -------------               -------------             --------------
Income before income taxes.....................                 6.8                         7.2                        7.8
Income taxes ..................................                 2.5                         2.8                        3.1
                                                      -------------               -------------             --------------
Net income ....................................                 4.3%                        4.4%                       4.7%
                                                      =============               =============             ==============




YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         During the current year the Company introduced a plan to improve operating margins, reduce operating costs and increase referrals from managed care organizations. The Company believes this strategy will minimize the effect of or potentially maximize the benefits from future changes which management anticipates in the Medicare payment system and the expansion of managed care business. As anticipated, as operating costs were reduced, Medicare revenues, which are cost-based, declined. The lower operating costs reduced the growth rate of Medicare revenues in Mature Centers (Centers in operation for 24 months or more in the period being reported upon) during 1996. The effects of cost reductions are more apparent in Mature Centers. The Company began to focus its marketing efforts on increasing revenues from managed care payors, which traditionally have provided higher operating margins than Medicare. As a result, managed care and insurance subacute revenues increased 21.3% from 1995 and now represent 20.8% of subacute care revenue as compared to 19.2% in 1995.

         Total net revenues for the year ended December 31, 1996 of $218.8 million increased $26.6 million, or 13.9%, from the year ended December 31, 1995. Approximately 64.3% of the revenue increase during 1996 resulted from internal growth and 35.7% from acquisitions made during 1995 and 1996. Internal revenue growth came from Start- Up Centers (developed Centers that are empty when put into operation). Subacute care revenues (which accounted for 51.7% of total revenues) increased $12.2 million due to added beds and improved occupancy. Basic care revenues increased $8.1 million ($2.8 million from higher rates, $3.3 million from added beds and higher occupancy and $2.0 million from the Center acquired in May, 1995). Pharmacy and other revenues increased $6.3 million, primarily due to the acquisition of an institutional pharmacy on June 30, 1995.

         Operating expenses for the year ended December 31, 1996 of $171.2 million increased $19.2 million, or 12.7%, over the comparable period in 1995. However, as a percent of revenue, operating costs decreased to 78.2% from 79.1% for the comparable period in 1995, due primarily to the initial implementation of the margin-driven strategy in Mature Centers and the effect of the pharmacy acquisition made during 1995. Increased costs were due to the Start-Up Centers and the 1995 acquisition while operating costs in Mature Centers decreased 3.4% from 1995. Compensation expenses for Center staff of $78.1 million (which are included in operating expenses) increased by $6.9 million, or 9.7%, over the comparable period in 1995. The Start-Up Centers and the Center acquired in May, 1995 accounted for $8.5 million of the increase in Center personnel compensation expenses. These expenses in Mature Centers decreased by $1.6 million due to the partial implementation of standardized staffing models. The cost of providing therapies, pharmaceuticals and medical supplies ("Ancillary Services") increased operating expenses by $8.6 million, primarily due to the Start-Up Centers and the institutional pharmacy acquired in 1995. Ancillary Services expenses in Mature Centers decreased by $2.1 million primarily as a result of providing more therapy services in-house rather than by contract. The net effect of other cost increases and decreases reflected an overall net increase of $3.7 million primarily resulting from the Start-Up Centers and the acquisition of one Center in May, 1995.

         General corporate expenses for the year ended December 31, 1996 of $9.7 million increased $0.7 million, or 7.7%, over the comparable period in 1995. This change was primarily caused by expenses for additional administrative personnel and other related expenses needed to support the growing business.

         Center ownership costs for the year ended December 31, 1996 of $20.5 million increased $2.9 million, or 16.6%, over the year ended December 31, 1995. The increase in ownership costs is due to the Start-Up Centers and the acquisition of one Center and an institutional pharmacy in 1995.

         Net income increased by $1.8 million, or 21.0%, from the comparable period in 1995, primarily as a result of the foregoing factors, notwithstanding an increase in the effective income tax rate from 38.6% to 39.7%.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Total net revenues for the year ended December 31, 1995 of $192.2 million increased $33.4 million, or 21.0%, from the year ended December 31, 1994. Approximately 76.9% of the revenue increase during 1995 resulted from internal growth and 23.1% resulted from acquisitions made during 1995. Internal revenue growth resulted from Mature Operations (Centers and pharmacies in operation for 24 months or more in the period being reported upon), which accounted for approximately 34.5% of the revenue growth, and Start-Up Centers which provided approximately 42.4% of the increase in revenue. Subacute care revenues (which accounted for 52.5% of total revenues) increased $18.1 million ($6.0 million from higher rates and $12.1 million from added beds and improved occupancy). Basic care revenues increased $10.3 million ($3.4 million from higher rates and $6.9 million from added beds and improved occupancy) and pharmacy and other revenues increased $5.0 million, primarily due to the June 30, 1995 institutional pharmacy acquisition. Mature Operations provided $7.5 million of the subacute care revenue increase ($5.0 million due to higher rates) and $3.7 million of the basic care revenue increase ($2.9 million due to higher rates). The remaining revenue growth came from four Start-Up Centers and the acquisition of one Center in May, 1995.

         Operating expenses for the year ended December 31, 1995 of $151.9 million increased $25.7 million, or 20.3%, over the comparable period in 1994. The increased costs were primarily due to increased occupancy and utilization of Ancillary Services in Mature Centers, the increased occupancy of four Start-Up Centers, the acquisition of one Center in May, 1995, and the June 30, 1995 institutional pharmacy acquisition. Center personnel compensation expenses of $71.2 million (which are included in operating expenses) increased by $9.0 million, or 14.4%, over the comparable period in 1994. The increased occupancy of four Start-Up Centers and the acquisition of one Center in May, 1995 accounted for $6.6 million of the increase in Center personnel compensation expenses, while routine wage increases accounted for the remaining $2.4 million increase. The cost of providing additional Ancillary Services increased operating expenses by $15.0 million, while the net effect of other cost increases and decreases reflected an overall net increase of $1.7 million primarily resulting from four Start-Up Centers and the acquisition of one Center in May, 1995. As a percent of revenue, operating costs decreased to 79.1% from 79.5% for the comparable period in 1994, due primarily to the effect of the pharmacy acquisition made during the year and increased occupancy at Start-Up Centers.

         General corporate expenses for the year ended December 31, 1995 of $9.0 million increased $1.6 million, or 22.3%, over the comparable period in 1994. This change was primarily caused by expenses for additional administrative personnel and other related expenses needed to support the growing business.

         Center ownership costs for the year ended December 31, 1995 of $17.6 million increased $3.2 million, or 22.5%, over the year ended December 31, 1994. The increase in ownership costs is due primarily to four Start-Up Centers and the acquisition of one Center and an institutional pharmacy in 1995.

         Net income increased by $1.5 million, or 22.4%, from the comparable period in 1994, primarily as a result of the foregoing factors, notwithstanding an increase in the effective income tax rate from 36.3% to 38.6% primarily as a result of the discontinuance of the targeted jobs tax credit in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company obtained substantially all of its original equity financing from two private offerings in 1985 and 1986. This equity financing was supplemented by operating leases, revolving credit facilities and long-term borrowings. In August, 1993, the Company completed its initial public offering of 1.4 million shares of common stock at a price of $13 per share. Net proceeds of $16.5 million were used to retire debt, upgrade subacute units, develop additional Centers, and for general corporate purposes.

         The Company's growth during the last three years has been financed with cash from operating and financing activities. The Company's cash from operating activities was $6.5 million, $22.5 million, and $13.4 million for the years ended December 31, 1994, 1995, and 1996, respectively. Cash provided by financing activities was $10.4 million, $13.1 million, and $16.2 million for the years ended December 31, 1994, 1995, and 1996, respectively. Expenditures for investing activities, primarily development of Centers, renovations to existing Centers and acquisitions were $18.3 million, $34.7 million, and $30.2 million for 1994, 1995, and 1996, respectively.

         At December 31, 1996, the Company had working capital of $14.4 million compared to $4.2 million at December 31, 1995. Accounts receivable net of allowances were $44.0 million at December 31, 1996 compared to $36.2 million at December 31, 1995. The number of days of net revenues for the quarter in net receivables increased from 64 at December 31, 1995 to 70 at December 31, 1996 primarily due to the Start-Up Centers. Additionally, receivables from insurance companies increased from 139 days at December 31, 1995 to 161 days at December 31, 1996 primarily due to the Start-Up Centers. Management is developing a standardized system to more closely monitor the billing and collection procedures associated with receivables from insurance companies.

         The Company has revolving credit facilities ("Credit Facilities") with three banks that are renewable annually. These Credit Facilities provide working capital, letters of credit, and acquisition and development financing of $4.7 million, $4.2 million, and $43.7 million, respectively. As of December 31, 1996, $4.5 million of working capital had been borrowed, $2.6 million of letters of credit were outstanding, and $32.8 million had been committed. The annual rates charged by the banks vary. Interest rates on the working capital lines range from London Interbank Offered Rates ("LIBOR") plus 1.5% to prime and on the acquisition/development facilities from LIBOR plus 1.75% to LIBOR plus 2.00%. Annual fees of from 1.0% to 1.5% are charged to the Company by the banks issuing letters of credit under these Credit Facilities.

         Long-term obligations, including current maturities, totaled approximately $97.8 million at December 31, 1996 and were for long-term financing of Centers and acquisitions. These obligations are for varying amounts and for terms that expire at varying times over the next 17 years. Interest rates on outstanding obligations ranged from 3.82% to 10.75% at December 31, 1996. See Note 4 of Notes to Consolidated Financial Statements. The Company has been successful in finding permanent financing but uses its Credit Facilities as interim sources of financing when appropriate.

         The Company has various ongoing needs for capital, including (i) working capital for operations; (ii) capital expenditures for its Centers or other facilities; and (iii) capital expenditures for the development of new Centers and possible acquisitions. The Company expects to utilize funds for certain specific purposes during 1997, including approximately $18.7 million for the development of four Centers; $2.5 million for Center renovations; $3.2 million to upgrade information technology systems; and $4.2 million for other center and pharmacy routine capital expenditures. The Company expects to open two or three Centers per year during 1997 and 1998 at a cost of $6.0 to $7.5 million per 120-bed Center. Management believes when all sources of capital are considered, including cash to be generated by operating activities, Credit Facilities likely to be available, and other financing activities to be undertaken, that sufficient capital resources will be available to carry out anticipated undertakings during the next 12 to 24 months.

OTHER MATTERS

         Inflation. The Company does not believe inflation has had a material impact on earnings during the past three years. Substantial increases in costs could have a significant impact on the Company and the industry, particularly if reimbursement from the Company's payors does not keep pace with such increases.

         Environmental Matters. The Company is unaware of any claims or legal proceedings related to environmental concerns.

         New Accounting Pronouncements. There are no new accounting pronouncements that will have a significant effect upon the Company's financial statements when they are adopted.

FORWARD-LOOKING STATEMENTS

         Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (i) the Company's strategies regarding growth, including its intention to develop additional Centers and to make acquisitions of Centers, pharmacies and other related businesses; (ii) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (iii) the Company's ability to respond to changes in regulations; and (iv) the Company's ability to earn additional revenues from managed care organizations and other payors and its implementation of a business strategy in furtherance of achieving such additional revenues.

Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur.

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) conditions in the capital markets, including the interest rate environment and the availability of capital; (ii) changes in or failure to comply with government regulations; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified nursing, management or other personnel and increased labor costs; and (iv) enactment of health care reform measures by Congress and/or state legislatures, particularly in Ohio or Florida where most of the Company's Centers are located.

         Recent federal budget discussions, and in particular President Clinton's proposed budget, have targeted the Medicare program for reductions in spending growth of approximately $9 billion for skilled nursing facilities over the next six years, primarily through the implementation of a Medicare prospective payment for subacute services program. Currently, the Company derives approximately 35% of its revenues from Medicare. Additionally, increased pressure to reduce certain health care costs of Medicaid and discussions permitting greater flexibility by states in the administration of Medicaid could affect the Company. Currently, the Company derives approximately 32% of its revenues from Medicaid. Until the ultimate form of any new legislation is known, the Company will not be able to determine the exact nature of the financial impact these proposals may have. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or be sufficient to cover the costs allocable to serving its Medicare and Medicaid patients. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in health care and related industries, including the Company, and may similarly affect the price of the Company's securities in the future. See "Item 1. Business-Sources of Revenue" and "-Government Regulation - Government Reimbursement Programs".

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Arbor Health Care Company

We have audited the accompanying consolidated balance sheets of Arbor Health Care Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Health Care Company and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP

Toledo, Ohio
February 7, 1997

                                                            ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                                                                    CONSOLIDATED BALANCE SHEETS
                                                               (In thousands, except for share data)


                                                                                                            December 31
                                                                                                 ---------------------------------
                                                                                                       1995              1996
                                                                                                 ----------------  ---------------

          ASSETS

Current assets
    Cash and cash equivalents ..................................................                           $6,394             $5,761
    Accounts receivable, less allowances of $1,285 and
        $1,948, respectively ...................................................                           36,207             44,019
    Supply inventories .........................................................                            2,779              2,963
    Other current assets .......................................................                            2,986              3,503
    Deferred income taxes ......................................................                            1,320              1,972
                                                                                               ------------------  -----------------
Total current assets ...........................................................                           49,686             58,218

Property and equipment
    Land and improvements ......................................................                           19,966             25,337
    Buildings and improvements .................................................                           73,845             95,017
    Equipment and furnishings ..................................................                           30,411             40,477
    Leasehold improvements .....................................................                            7,247              5,970
    Construction in process ....................................................                           12,985              2,599
                                                                                               ------------------  -----------------
                                                                                                          144,454            169,400
    Less allowances for depreciation and amortization ..........................                           27,470             33,564
                                                                                               ------------------  -----------------
Total property and equipment ...................................................                          116,984            135,836

Other assets
    Goodwill, less amortization of $281 and $926, respectively .................                           10,483             13,034
    Deferred costs, less amortization of $3,242 and
        $3,475, respectively ...................................................                            1,438              2,205
    Sundry .....................................................................                              192                181
                                                                                               ------------------  -----------------
Total other assets .............................................................                           12,113             15,420
                                                                                               ------------------  -----------------

                                                                                                         $178,783           $209,474
                                                                                               ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable ..............................................................                           $4,496             $4,526
    Accounts payable ...........................................................                           15,889             11,121
    Accrued payroll and related items ..........................................                           11,043             11,522
    Other liabilities ..........................................................                            8,094             13,465
    Current maturities of long-term obligations ................................                            5,957              3,162
                                                                                               ------------------  -----------------
Total current liabilities ......................................................                           45,479             43,796

Long-term obligations, less current maturities .................................                           74,741             94,643

Deferred income taxes ..........................................................                            2,935              5,019

Stockholders' equity
     Preferred stock, $.01 par value
       Authorized -- 2,000,000 shares, none issued or outstanding
     Series A Junior Participating Cumulative Preferred Stock, $.01 par
        value, Authorized - 10,000 shares, none issued or outstanding
     Common stock, $.03 par value
       Authorized -- 20,000,000 shares
       Issued and outstanding -- 6,891,992 and 6,904,054, respectively .........                              207                207
     Additional paid-in capital ................................................                           30,135             30,300
     Retained earnings .........................................................                           25,286             35,509
                                                                                               ------------------  -----------------
Total stockholders' equity .....................................................                           55,628             66,016
                                                                                               ------------------  -----------------

                                                                                                         $178,783           $209,474
                                                                                               ==================  =================


See accompanying notes

                                                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                                                        CONSOLIDATED STATEMENTS OF INCOME
                                                      (In thousands, except per share data)


                                                                                       Year Ended December 31
                                                                 ----------------------------------------------------------------
                                                                       1994                   1995                    1996
                                                                 ------------------    -----------------   ------------------
Net revenues
  Subacute care .........................................                   $82,874             $100,945             $113,123
  Basic care ............................................                    65,615               75,931               84,015
  Pharmacy and other ....................................                    10,302               15,282               21,639
                                                                 ------------------    -----------------   ------------------
Total net revenues ......................................                   158,791              192,158              218,777

Expenses
  Operating .............................................                   126,249              151,922              171,170
  General corporate .....................................                     7,353                8,992                9,680
  Operating lease rental ................................                     4,062                4,301                4,450
  Interest ..............................................                     4,642                5,822                7,108
  Depreciation and amortization .........................                     5,636                7,450                8,924
                                                                 ------------------    -----------------   ------------------
Total expenses ..........................................                   147,942              178,487              201,332

Other expense (income)
  Loss on disposal of property ..........................                       231                  248                  766
  Interest and sundry ...................................                      (215)                (332)                (272)
                                                                 ------------------    -----------------   ------------------
Total other expense (income) ............................                        16                  (84)                 494
                                                                 ------------------    -----------------   ------------------

Income before income taxes ..............................                    10,833               13,755               16,951

Income taxes ............................................                     3,930                5,303                6,728
                                                                 ------------------    -----------------   ------------------

Net income ..............................................                    $6,903               $8,452              $10,223
                                                                 ==================    =================   ==================

Net income per share ....................................                     $1.01                $1.23                $1.47
                                                                 ==================    =================   ==================

Weighted average shares outstanding .....................                     6,842                6,881                6,969
                                                                 ==================    =================   ==================



See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except for share data)


                                                                                             Additional
                                                                                  Common       Paid-In     Retained
                                                                                   Stock       Capital     Earnings       Total
                                                                                ----------   ----------    ---------    -----------


Balances at January 1, 1994 ................................................          $204       $29,548        $9,823       $39,575

Net income .................................................................                                     6,903         6,903

Stock options exercised - 1,826 shares .....................................                           7                           7
                                                                                ----------     ---------     ---------    ----------

Balances at December 31, 1994 ..............................................           204        29,555        16,726        46,485


Net income .................................................................                                     8,452         8,452

Issuance of 74,905 shares of commom stock related to acquisitions ..........             3           498           108           609

Stock options exercised - 14,451 shares ....................................                          82                          82
                                                                                ----------     ---------     ---------    ----------

Balances at December 31, 1995 ..............................................           207        30,135        25,286        55,628

Net income .................................................................                                    10,223        10,223

Stock options exercised - 12,062 shares ....................................                         165                         165
                                                                                ----------     ---------     ---------    ----------

Balances at December 31, 1996 ..............................................          $207       $30,300       $35,509       $66,016
                                                                                ==========     =========     =========    ==========


See accompanying notes

                                                               ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                             (In thousands)

                                                                                                 Year Ended December 31
                                                                                  -----------------------------------------------
                                                                                        1994            1995            1996
                                                                                  --------------  --------------   --------------
Operating activities
 Net income .................................................................           $6,903           $8,452          $10,223
 Adjustments to reconcile net income to net cash
   provided by operating activities
       Provision for depreciation ...........................................            5,056            6,397            7,504
       Amortization .........................................................              902            1,296            1,718
       Provision for deferred income taxes ..................................              102              464            1,432
       Provision for losses on accounts receivable ..........................            1,554            2,219            2,993
       Loss on disposal of property .........................................              231              248              766
       Changes in operating assets and liabilities
          Accounts receivable ...............................................           (8,514)          (1,854)         (10,405)
          Supply inventories ................................................             (416)            (404)             (41)
          Other current assets ..............................................           (1,236)          (1,175)            (537)
          Deferred costs ....................................................             (758)            (708)          (1,068)
          Accounts payable ..................................................            1,223            4,416           (4,951)
          Accrued payroll and related items .................................            1,009            3,065              450
          Other liabilities .................................................              410               65            5,300
                                                                                --------------   --------------   --------------
 Net cash provided by operating activities ..................................            6,466           22,481           13,384
 Investing activities
   Expenditures for property and equipment ..................................          (18,549)         (23,159)         (23,463)
   Cash paid to acquire businesses, net of cash received ....................                           (11,686)          (6,753)
   Sundry and other .........................................................              209              111               19
                                                                                --------------   --------------   --------------
 Net cash used in investing activities ......................................          (18,340)         (34,734)         (30,197)
 Financing activities
   Net borrowings (repayments) under line of credit agreements to
       finance development projects and acquisitions ........................           12,759           19,196           (1,206)
   Net borrowings of working capital
       under line of credit agreements ......................................              263            2,919               30
   Borrowings on long-term obligations ......................................               54              107           27,000
   Repayments of long-term obligations ......................................           (2,685)          (9,148)          (9,035)
   Deferred financing costs .................................................              (17)             (65)            (774)
   Issuance of stock ........................................................                7               83              165
                                                                                --------------   --------------   --------------
 Net cash provided by financing activities ..................................           10,381           13,092           16,180
                                                                                --------------   --------------   --------------
 Net increase (decrease) in cash and cash equivalents .......................           (1,493)             839             (633)
 Cash and cash equivalents at beginning of year .............................            7,048            5,555            6,394
                                                                                --------------   --------------   --------------

 Cash and cash equivalents at end of year ...................................           $5,555           $6,394           $5,761
                                                                                ==============   ==============   ==============




   See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1996


1.       ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

         Arbor Health Care Company ("Arbor") is a Delaware corporation organized on April 4, 1985, and does business principally in Ohio and Florida. The consolidated financial statements include the accounts of Arbor and its subsidiaries, all of which are wholly owned (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company owns, operates, and develops nursing centers (the "Centers") that provide subacute and basic health care services and operates three institutional pharmacies. Subacute care generally is provided to patients who have been discharged from an acute care hospital and require additional care in specialized clinical programs before being discharged. The Company includes in its subacute care revenues all room and board, nursing, therapies, and medical supplies for its subacute patients and pharmacy charges for all its patients. Basic care generally is provided to geriatric and chronic care patients requiring routine nursing or assisted living services.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers short-term investments consisting of highly liquid debt instruments with a maturity of three months or less when purchased and money market funds to be cash equivalents.

ACCOUNTS RECEIVABLE AND NET REVENUES

         Accounts receivable and subacute and basic care net revenues are recorded when the related patient services are provided at established billing rates or at amounts estimated by management to be reimbursable by Medicare, Medicaid and other third-party payors under the provisions of reimbursement formulae in effect. Final settlement of amounts earned is subject to review by appropriate governmental authorities or their agents. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Differences between amounts accrued and final settlements, if any, are recorded in operations in the year of settlement.

         Pharmacy and other revenues include amounts related to institutional pharmacy sales made to non-related facilities and their residents and the management of one Center through May, 1995.

         A significant portion of the Company's revenue is derived from patients under the Medicaid and Medicare programs. For the years ended December 31, 1994, 1995, and 1996, the Company derived approximately 34%, 36%, and 35% of its revenues from Medicare and approximately 31%, 30%, and 32% of its revenues from Medicaid, respectively. There have been and the Company expects that there will continue to be proposals to limit Medicare and Medicaid reimbursement for long-term and rehabilitative care services. The Company cannot predict at this time whether such proposals will be adopted or, if adopted and implemented, what effect they will have on the Company.

SUPPLY INVENTORIES

Supply inventories, consisting primarily of pharmaceutical and medical supplies, are valued at the lower of cost (first-in, first-out) or market.

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 1996

1.       ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Property includes costs of acquiring, constructing or renovating Centers, other facilities and equipment. The Company provides for depreciation and obsolescence at rates which are sufficient to amortize the carrying amounts of such assets over their estimated useful lives using the straight-line method.

GOODWILL

         Goodwill resulted from businesses acquired and is amortized on a straight-line basis over twenty years. Contingent payments made in connection with acquisitions are recorded as goodwill. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

DEFERRED COSTS

         Deferred costs include the costs of obtaining financing and Center preopening costs. Such costs are amortized by the straight-line method using the following periods: financing costs over the term of the related debt and Center preopening costs over twenty-four months.

FINANCIAL INSTRUMENTS

         The Company believes the carrying amount of cash and equivalents, accounts receivable (net of allowances), other current assets, notes and accounts payable, accrued payroll and other liabilities approximates fair value due to the short maturity of those instruments.

         The fair value of the Company's long-term obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and carrying value approximates fair value.

INCOME TAXES

         Income taxes are accounted for under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

STOCK BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees and outside directors of the Company with an exercise price equal to the fair value of the shares at the date of grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense for its options granted.

NET INCOME PER SHARE

         Net income per share is based on the weighted average shares of Common Stock outstanding plus common stock equivalents from stock options, after giving effect to the conversion of preferred stock.

RECLASSIFICATION

         Certain amounts in prior year financial statements have been reclassified to conform with the 1996 presentation.

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                       THREE YEARS ENDED DECEMBER 31, 1996


2.       ACQUISITIONS

         On September 19, 1996, the Company acquired Arbors at Waterville, a 100-bed Center that it has operated under an operating lease agreement since 1989. The Company financed a portion of the $5.8 million purchase with $4.6 million from its acquisition/development lines of credit. Raymond James Financial, Inc. ("RJFI") owns two subsidiaries that are the controlling partners in a partnership that is the general partner in a partnership that owned the center. A director of the Company is an officer, director and major stockholder of RJFI. Effective June 30, 1996, the Company acquired all of the outstanding stock of Poly-Stat Supply Corporation and Poly-Stat Computer Applications, Inc. The Poly-Stat businesses provide enteral feeding, urological, ostomy, tracheostomy, surgical dressing and oxygen supplies and Medicare billing services to nursing homes. The purchase price of approximately $1.2 million for the Poly-Stat businesses included approximately $1.0 million in cash and $0.2 million in promissory notes. In addition, the Company must make a $1.0 million contingent payment if certain earnings targets are attained over the next five years.

         On May 31, 1995, the Company acquired substantially all of the assets of the Arbors at Fairlawn ("Fairlawn") for approximately $6.7 million in cash and assumed certain liabilities of $3.8 million. Fairlawn is a 150-bed nursing and assisted living facility which the Company had operated under a management agreement since its opening in 1986. A principal stockholder of the Company was a principal stockholder in the corporate general partner of the partnership that previously owned Fairlawn. On June 30, 1995, the Company acquired all of the outstanding stock of The Druggist, Inc. ("Druggist") for approximately $10.5 million, including $.5 million in Common Stock (24,968 shares) and $4.8 million in seller financing. The Druggist provides institutional pharmacy and respiratory services to nursing homes and correctional facilities in Ohio. Additional consideration of up to $2.5 million may be required for the Druggist acquisition if certain earnings targets are attained through December 31, 1999.

         The Arbors at Waterville, Poly-Stat businesses, Fairlawn and Druggist acquisitions have been accounted for as purchases, and results of operations are included from the dates of acquisition. The 1996 purchase prices which included approximately $6,753,000 paid in cash, seller-financed debt of approximately $193,000 and debt assumed of approximately $157,000 were allocated primarily to property and equipment ($5,006,000), goodwill ($1,834,000), and working capital ($263,000). The 1995 purchase prices which included approximately $11,686,000 paid in cash, seller-financed debt and common stock issued of $5,250,000 and debt assumed of approximately $4,380,000 were allocated primarily to goodwill ($12,126,000), property and equipment ($8,618,000), and working capital ($572,000).

         The Company exchanged 49,937 shares of its Common Stock for all of the outstanding shares of Alternacare Plus Enterprises, Inc. ("Alternacare") on June 30, 1995. Alternacare provides medical and enteral feeding supplies, and Medicare billing services. This transaction was accounted for as an immaterial pooling of interests; thus, prior years' financial statements of the Company have not been restated and results of operations are included from the date of acquisition.

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 1996



2.       ACQUISITIONS (CONTINUED)

         The pro forma unaudited results of operations for the years ended December 31, 1995 and 1996, assuming the purchases had been consummated as of January 1, 1995, are not materially different from the reported results of operations.

         On June 30, 1994 Arbor exchanged 428,571 shares of its Common Stock for all of the outstanding shares of two related institutional pharmacy corporations, Bay Geriatric Pharmacy, Inc. ("Bay") and Home Care Pharmacy, Inc. of Florida ("Home Care").These transactions have been accounted for as poolings of interests, and the Company has included the accounts of Bay and Home Care in consolidation as if they had always been subsidiaries.

         Effective January 1, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Adult Services Unlimited, Inc. ("ASUI") and Health Poconos, Inc. ("HPI") for approximately $3.2 million, including $1.7 million in seller financing. ASUI and HPI are Comprehensive Outpatient Rehabilitation Facilities that provide general, job-related injury and geriatric rehabilitation to the northeastern Pennsylvania market.
The acquisitions will be treated as purchases for accounting and financial reporting purposes. The pro forma unaudited results of operations for the year ended December 31, 1996, assuming the purchase had been consummated as of January 1, 1996, are not materially different from the reported results of operations.

3.       NOTES PAYABLE AND OTHER CURRENT LIABILITIES

         The Company has short-term working capital lines of credit of $4,650,000 with three banks. Interest rates range from London Interbank Offered Rates ("LIBOR") plus 1.50% to prime, and commitment fees of up to .25% are calculated on any unused portion. There were borrowings under the lines at December 31, 1995 and 1996 of $4,496,188 and $4,525,766, respectively, at a weighted average interest rate of 8.34% and 8.08%, respectively.

         Accrued payroll and related items include $1,950,768 and $2,651,205 accrued for wages and $2,928,871 and $2,336,065 accrued for workers compensation as of December 31, 1995 and 1996, respectively. Other liabilities include $1,454,363 and $6,510,450 owed under various Medicare and Medicaid programs as of December 31, 1995 and 1996, respectively.




                                        ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                            THREE YEARS ENDED DECEMBER 31, 1996


 4.      LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                                                                                      December 31
                                                                              1995                 1996
                                                                          -------------        -------------
Notes payable to banks                                                              (In thousands)
                                                                                    -------------
  Collateralized by real estate or leasehold improvements and/or equipment and/or accounts receivable, payable in monthly installments and lump sums ranging to July 2013

      Interest fixed from 7.16% to 10.75%................................       $20,702              $30,849

      Interest variable from 6.74% to 9.25%..............................         8,281               21,041

  Uncollateralized, payable in monthly installments to January
     1998, interest at LIBOR plus 1.75%..................................           710                  330

Acquisition/development credit facilities

  Collateralized by real estate and/or equipment.........................         4,829                    -

  Uncollateralized, payable in monthly installments and lump sums to December 2003, interest from LIBOR plus 1.75% to
    LIBOR plus 2.00%.....................................................        29,126               32,748

Notes payable to non-financial institutions, collateralized by real estate or leasehold improvements and/or equipment and/or accounts receivable, payable in monthly installments and lump sums to
  May 2002, interest from 9.00% to 10.50%................................         7,272                7,160

Note payable to stockholder, uncollateralized, payable in
  semi-annual installments and lump sums to July 2000,
  interest at 8.00%......................................................         4,750                4,425


Industrial development revenue bonds, collateralized by real estate and equipment and/or accounts receivable, payable in monthly
  installments and lump sums to May 1999, interest variable of 3.82%.....         4,710                  905

Other....................................................................           318                  347
                                                                          -------------        -------------
                                                                                 80,698               97,805
Less current maturities..................................................         5,957                3,162
                                                                          -------------        -------------
                                                                                $74,741              $94,643
                                                                          =============        =============

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 1996


 4.      LONG-TERM OBLIGATIONS (CONTINUED)

         The Company has acquisition/development credit facilities with three banks which provide for borrowings up to $42,500,000 and $43,750,000 at December 31, 1995 and 1996, respectively. Commitment fees of up to .25% are calculated on the unused portion. Terms of the credit facilities provide that, at their option, the banks may request a first mortgage and/or security interest in the property financed. As of December 31, 1995 and 1996 commitments under these credit facilities were $37,600,000 and $32,845,000 and outstanding balances were $33,954,860 and $32,748,000, respectively.

         The Company has letter of credit facilities aggregating $4,233,131 available with four banks. Standby letters of credit of $2,635,021 were issued and outstanding at December 31, 1996. Additionally, the Company has collateralized Industrial Development Revenue Bonds with letters of credit of $917,611. Outstanding letters of credit are subject to annual renewal and issuance fees from 1.0% to 1.5%.

         Certain of the Company's borrowing agreements contain covenants which, among other things, require the maintenance of minimum net worth and certain financial ratios, and prohibit cash dividends in excess of $400,000 annually. The Company is in compliance with all provisions of the agreements.

         Maturities of long-term obligations as of December 31, 1996 are as follows (in thousands):

          1997........................................          $  3,162
          1998........................................             3,631
          1999........................................            19,713
          2000........................................            18,588
          2001........................................            12,259
          Thereafter..................................            40,452
                                                            ------------
                                                                 $97,805
                                                            ============


         Interest paid amounted to $4,736,000, $5,988,000, and $8,188,000 for the years ended December 31, 1994, 1995, and 1996, respectively. Interest capitalized amounted to $348,000, $631,000, and $591,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

5.       LEASES

         The Company operates certain Centers pursuant to the terms of operating leases. Each of the operating leases contains one or more of the following options: (a) the Company can, after the initial lease term, purchase the property at the fair value of the property; or (b) the Company can, at the end of the initial lease term, renew the lease (in some cases at the original terms and in others at the fair rental value) ranging from one to five periods of five to seven years. Certain of the leases require the Company to provide a letter of credit to the lessor sufficient to cover from three months' to one year's lease payments. Rental payments under operating leases are based on minimum rentals plus contingent rentals derived from several factors, including the consumer price index and increases in revenues. Operating lease rental expense included contingent rentals of $601,789, $614,431, and $623,545 for the years ended December 31, 1994, 1995, and 1996, respectively.

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 1996


5.       LEASES (CONTINUED)

         Future minimum lease payments under operating leases as of December 31, 1996 are as follows (in thousands):

                                                                   Operating
                                                                     Leases
                                                                  -----------
               1997.................................                 $3,483
               1998.................................                  3,177
               1999.................................                  3,005
               2000.................................                  2,853
               2001.................................                    775
               Thereafter...........................                      -
                                                                  -----------
               Total minimum lease payments.........                $13,293
                                                                  ===========

6.       STOCK OPTION PLANS

         In 1985 and 1995 the Company adopted stock option plans (the 1985 Plan and 1995 Plan) for key employees and directors. The 1995 Plan authorizes the issuance of 332,197 shares of common stock, including 132,197 shares which were previously reserved for issuance under the 1985 Plan. No further options may be granted under the 1985 Plan. Options granted to eligible employees under the plans may be incentive stock options under the provisions of the Internal Revenue Code or nonstatutory options. Options granted to members of the Board of Directors are nonstatutory options. The options which have been granted under the plans provide that each employee option award will become exercisable in five equal installments on the first five anniversaries of the grant date. The options which have been granted to the outside directors will become exercisable in three equal installments on the first three anniversaries of the grant date. Options granted under the plans expire no later than ten years after the grant date. At December 31, 1996, there were 396,996 shares reserved for issuance under the plans.

         In 1996 the Company adopted a stock option plan (the 1996 Plan) for non-employee directors. The 1996 Plan authorized the issuance of 42,000 shares of common stock. Under the terms of the plan, in May, 1996 each of the Company's five non-employee directors was granted an option to purchase 1,000 shares of common stock. Additional options to purchase 1,000 shares of common stock automatically will be granted to non-employee directors on the date of each future annual meeting of stockholders. The non-statutory options become exercisable in three equal installments on the first three anniversaries of the grant date and expire ten years after the grant date. At December 31, 1996, 42,000 shares were reserved for issuance under the 1996 Plan.

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                       THREE YEARS ENDED DECEMBER 31, 1996


6.       STOCK OPTION PLANS (CONTINUED)

         The effect on net income and net income per share had compensation expense been computed in accordance with the fair value provisions of SFAS No. 123 is immaterial for each of the years ended December 31, 1995 and 1996, however, the effects on future years are not presently determinable.

         A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                          1994                                 1995                               1996
                              -----------------------------     -----------------------------      ----------------------------
                                                  Average                           Average                           Average
                                 Shares          Exercise         Shares           Exercise           Shares         Exercise
                              ------------      -----------     -----------       -----------      ------------     -----------
Outstanding at January 1            51,962         $5.48            160,365          $14.80           281,528          $16.83
Granted                            111,667         18.81            200,000           17.31           134,000           20.25
Exercised                           (1,826)         3.60            (14,451)           5.75           (12,062)          13.63
Canceled                            (1,438)         4.43            (64,386)          15.73          (117,267)          17.27
                              ------------                      -----------                      ------------
Outstanding  at December 31        160,365         14.80            281,528           16.83           286,199           18.39
                              ============                      ===========                      ============
Exercisable at December 31          24,260          5.89             27,602           12.28            55,999           15.15
                              ============                      ===========                      ============


7.       STOCKHOLDER RIGHTS AGREEMENT

         On November 14, 1996, the Company adopted a Stockholder Rights Agreement (the "Agreement") under which each outstanding share of Company common stock will carry with it the right to buy one one-thousandth (1/1000th) of a share of a new series of junior participating cumulative preferred stock at an exercise price of $100 per right, subject to antidilution adjustments. If a person or group other than an exempt person acquires 15% or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 15% or more of the Company's voting stock, then each right will become exercisable (except by such acquiring person). An exempt person includes the Company, any employee benefit plan of the Company and persons who beneficially held 15% or more of the Company's common stock at the time of adoption of the Agreement and their affiliates. Thereafter, in the event of a merger or combination, sale of assets or earnings power, each right then outstanding will entitle its holder to purchase for $100, subject to antidilution adjustments, a number of the acquiring party's common stock having a market value of twice that amount. The Company may redeem all rights for $0.01 per right at any time prior to the acquisition of 15% or more of the Company's stock by a person or group. The rights will expire on November 14, 2006.




                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       THREE YEARS ENDED DECEMBER 31, 1996



8.       INCOME TAXES

         The Company's income taxes consisted of the following:


                                                                              Year Ended December 31
                                                        ------------------------------------------------------------------
                                                             1994                     1995                      1996
                                                        ---------------        -------------------        ----------------
                                                                                 (In thousands)
Current provision:
  Federal..............................................          $3,230                     $4,052                  $4,463
  State and local......................................             598                        787                     833
                                                        ---------------        -------------------        ----------------
                                                                  3,828                      4,839                   5,296
Deferred provision:
  Federal..............................................              56                        399                   1,218
  State and local......................................              46                         65                     214
                                                        ---------------        -------------------        ----------------
                                                                    102                        464                   1,432
                                                        ---------------        -------------------        ----------------
                                                                 $3,930                     $5,303                  $6,728
                                                        ===============        ===================        ================


         Total income taxes differed from the amounts computed by applying the federal income tax statutory rates to income before income taxes as a result of the following:


                                                                                Year Ended December 31
                                                        -------------------------------------------------------------
                                                             1994                   1995                   1996
                                                        ---------------      -------------------      ---------------
                                                                               (In thousands)
Expected federal income tax expense....................          $3,683                   $4,677               $5,891
Increase (reduction) in income taxes:
   State and local income taxes, net of federal
      income tax benefit...............................             425                      562                  683
   Tax credits.........................................            (282)                     (68)                  (7)
   Other...............................................             104                      132                  161
                                                        ---------------      -------------------      ---------------
Total income tax expense...............................          $3,930                   $5,303               $6,728
                                                        ===============      ===================      ===============



                                    ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                        THREE YEARS ENDED DECEMBER 31, 1996


8.       INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                             December 31
                                                               ------------------------------------
                                                                     1995                   1996
                                                               --------------       ---------------
                                                                            (In thousands)

Deferred tax assets
    Accrued liabilities and reserves.........................  $          771         $       1,194
    Allowance for doubtful accounts..........................             486                   718
    Other....................................................              63                    60
                                                               --------------       ---------------
Total deferred tax assets....................................   $       1,320         $       1,972
                                                               ==============       ===============

Deferred tax liabilities
   Tax depreciation in excess of book depreciation...........   $       2,519         $       4,317
   Other.....................................................             416                   702
                                                               --------------       ---------------
Total deferred tax liabilities...............................   $       2,935         $       5,019
                                                               ==============       ===============


         Total income tax payments during the years ended December 31, 1994, 1995, and 1996 were approximately $3,494,000, $5,615,000, and $6,482,000, respectively.

9.       CONCENTRATION OF CREDIT RISK

         The Company has concentrations of credit risk in the following receivables:

                                                               December 31
                                                        ------------------------
                                                            1995        1996
                                                        -----------  ----------
                                                               (In thousands)

Medicare program......................................  $10,416         $11,979
Medicaid programs.....................................  $ 7,209         $ 9,142


10.      EMPLOYEE BENEFIT PLANS

         The Company has defined contribution plans under Section 401(k) of the Internal Revenue Code covering eligible employees. Employees may elect to defer up to 17% of their gross pay and the Company makes matching contributions subject to certain limitations. The Company's contributions to the plans amounted to $298,997, $411,206, and $514,609 for the years ended December 31, 1994, 1995, and 1996, respectively.

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                       THREE YEARS ENDED DECEMBER 31, 1996


10.      EMPLOYEE BENEFIT PLANS (CONTINUED)

         The Company offers health insurance benefits principally under a self-insured plan but has purchased insurance to limit both individual and aggregate claim exposure. Employees who were enrolled in the Company's health insurance plan prior to retirement are eligible to elect to continue in the plan for up to 36 months after retirement under COBRA. Claims paid on behalf of individual retirees are limited by insurance and were not material in 1994, 1995, and 1996.

         The Company entered into agreements with certain key executives that provide, in the event of termination of employment within one year of a change of control of the Company, for termination payments including (a) cash severance benefits based on current salary and in certain cases prior year bonus; (b) acceleration of any unvested stock options; and (c) payment of COBRA insurance premiums.

11. QUARTERLY RESULTS OF OPERATION FOR YEARS ENDED DECEMBER 31, 1995 AND 1996 (UNAUDITED)


                                           Total Net       Operating                         Net Income
         Quarter Ended                     Revenues          Margin          Net Income      Per Share
-----------------------------------------------------------------------------------------------------------
                                                       (in thousands, except per share data)
March 31, 1995......................        $43,568          $6,468            $1,625           $.24
June 30, 1995.......................         46,700           7,133             1,838            .27
September 30, 1995..................         49,602           8,445             2,299            .33
December 31, 1995...................         52,288           9,282             2,690            .39
March 31, 1996......................         52,476           8,229             2,023            .29
June 30, 1996.......................         52,641           8,677             2,243            .32
September 30, 1996..................         55,961           9,670             2,690            .39
December 31, 1996...................         57,699          10,857             3,267            .47

Operating margin represents earnings before depreciation and amortization, interest, operating lease rentals and income taxes.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The Board of Directors of the Company currently consists of seven members. The Board is divided into three classes of Directors serving staggered three-year terms. Directors hold their positions until the annual meeting of stockholders in the year in which their term expires, and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Executive officers serve at the pleasure of the Board of Directors.

         The following table sets forth the names and ages of the Company's Directors and executive officers and the positions they hold with the Company.


NAME                                     AGE         POSITION
----                                     ---         --------
Pier C. Borra .....................       57         Chairman, Director (term expiring in 1999),
                                                     Chief Executive Officer, President, and a
                                                     member of the Executive and Compensation
                                                     Committees

Stephen T. Bennett.................       56         Senior Vice President-Development

Richard J. Clark...................       50         Senior Vice President-Health Care and Chief
                                                     Operating Officer

Dennis R. Smith....................       42         Senior Vice President-Finance,
                                                     Chief Financial Officer and Chief
                                                     Accounting Officer

Allan K. Vrable....................       45         President, Pharmacy Division

Carl R. Adkins, M.D................       52         Director (term expiring in 1997) and
                                                     nominee for Director (term expiring in 2000)

Howard E. Cox, Jr. ................       53         Director (term expiring in 1998) and a
                                                     member of the Executive and Compensation
                                                     Committees

Thomas A. James ...................       54         Director (term expiring in 1998) and a
                                                     member of the Executive and Compensation
                                                     Committees

Fredrick C. Powell.................       56         Director (term expiring in 1999)  and a
                                                     member of the Audit Committee

Bruce G. Thompson..................       67         Director (term expiring in 1999)  and a
                                                     member of the Audit Committee

James F. White, Jr.................       57         Director (term expiring in 1997), nominee
                                                     for Director (term expiring in 2000) and a
                                                     member of the Audit Committee

-------------------------------------------------------------------------------

         PIER C. BORRA has served as Chairman of the Board, President and Chief Executive Officer of the Company since he founded it in April, 1985. From 1980 to 1984, he was President and a Director of Health Care and Retirement Corporation of America ("HCR"), a public company involved in the development and operation of nursing homes. From 1972 to 1980, Mr. Borra served as Executive Vice President and a Director of HCR and its predecessor, Wolfe Industries Construction Company. Mr. Borra is a Director of Health Care REIT, Inc., a public company, the shares of which are traded on the New York Stock Exchange.

         STEPHEN T. BENNETT has served as Senior Vice President-Development, since April, 1985. From 1979 to 1984, Mr. Bennett was a Project Planner for HCR. Prior to 1979, he was a Project Review and Planning Officer for the West Central Ohio Systems Agency, and a consultant to the State of Ohio in the development of the state's health plan. From 1988 to 1993, Mr. Bennett served on the Ohio Certificate of Need Review Board. In 1995, he served as the Governor's appointee to the Florida Certificate of Need Study Committee.

         RICHARD J. CLARK has served as Chief Operating Officer since August, 1994, and as Senior Vice President-Health Care since April, 1985. From 1981 to 1984, Mr. Clark was Vice President of Operations for HCR. From 1978 to 1981, he was General Manager and Executive Vice President of Heartland Health Care Company, a division of HCR. Prior to 1978 he was Executive Director of the Southern Division of Unicare Health Facilities and the Vice President of Operations of Monterey Life Systems, Inc. Mr. Clark currently is Chairman of the board and executive committee member of the National Subacute Care Association. He also currently serves on the American Health Care Association's multi-facility committee.

         DENNIS R. SMITH has served as Senior Vice President-Finance and Chief Financial Officer since June, 1996 and as Chief Accounting Officer since February, 1995. From March, 1994 to June, 1996, Mr. Smith was the Company's Controller. From June, 1991 through March, 1994, Mr. Smith was Corporate Controller for Triad Healthcare, a spin-off of Nu-Med, Inc. From 1989 to 1991, he was Treasurer and Vice President of Corporate Finance at Nu-Med, Inc., a public company, the shares of which are traded on the Nasdaq National Market. Prior to 1989, Mr. Smith served as Senior Manager in the health care audit department of Deloitte & Touche.

         ALLAN K. VRABLE has served as President of the Company's Pharmacy Division since August, 1995. He also served as manager of Green Tree Pharmacy, Inc. ("Green Tree") from November, 1989, through June 30, 1995, when Green Tree was merged into The Druggist, Inc. which operates under the name of Vrable Healthcare Services. He has served as President of The Druggist, Inc. since 1978 and of Alternacare Plus Enterprises, Inc.
since 1987.

         CARL R. ADKINS, M.D. has served as a Director of the Company since November, 1996. Dr. Adkins is Chairman, President and Chief Executive Officer of UtiliMed, Inc. a position he has held since September, 1995. From September, 1992 to September, 1995, he was President and Chief Executive Officer for the West Region of United HealthCare of Ohio, a subsidiary of United HealthCare Corp., a public company, the shares of which are traded on the New York Stock Exchange. From August, 1986 to September, 1992, Dr. Adkins served as Senior Vice President/Senior Medical Director for the New York Region of U.S. Healthcare.

         HOWARD E. COX, JR. has served as a Director of the Company since April, 1985. Mr. Cox is a General Partner of Greylock, a national venture capital firm headquartered in Boston with which he has been associated for 26 years. Mr. Cox is a Director of Stryker Corporation, HPR, AMISYS, Vincam and numerous private companies.

         THOMAS A. JAMES has served as a Director of the Company since June, 1988. Mr. James is Chairman and Chief Executive Officer of Raymond James Financial, Inc. and Chairman of Raymond James & Associates, Inc., an investment banking and securities firm. Raymond James & Associates, Inc. was a Managing Underwriter for the Company's initial public offering. Mr. James is Chairman of the Heritage Family of Mutual Funds, is a director of Imco Recycling, Inc., and has served as a Director of numerous other public corporations.

         FREDRICK C. POWELL has served as a Director of the Company since December, 1990. Mr. Powell is Chief Executive Officer and Founder of Omni Interactive Systems which custom designs and installs electronic environmental control systems for homes and businesses. Until December, 1993, he was President and General Manager of Rehab Systems Company ("Rehab"), a firm he founded in 1987. From 1982 to 1987, he helped form and was Executive Vice President and Head of Operations for Rehab Hospital Services Corporation. Prior to 1982, Mr. Powell served as President and Chief Executive Officer at the Bradford, Pennsylvania hospital. Mr. Powell is a founding Director of Campania Insurance Co.

         BRUCE G. THOMPSON has been a Director of the Company since April, 1985. Mr. Thompson serves as President of First Toledo Corporation and retired in November, 1996 as Chairman of the Board and Chief Executive Officer of Health Care REIT, Inc. ("REIT"), the securities of which are listed on the New York Stock Exchange, companies he had founded in 1970 and 1971, respectively. Mr. Thompson is a Director of the REIT, a Director of KeyCorp, formerly known as Society National Bank, Toledo, Ohio; a Director of the Douglas Company, a general contractor; a Director of Huron Systems, Inc., which develops hospital information systems software for health care providers; and Chairman of the Board of Trustees of Medical College of Ohio.

         JAMES F. WHITE, JR. has served as a Director of the Company since May, 1994. Since January 1, 1996, he has been of counsel to the law firm of Shumaker, Loop & Kendrick, LLP. He served as Vice Chairman and Chief Executive Officer of Checkers Drive-In Restaurants, Inc. ("Checkers"), a public company, the shares of which are traded on the Nasdaq National Market, from August, 1994 to August, 1995, and as Vice Chairman from August, 1995 to December, 1995. Mr. White served as President of Checkers from March to July, 1994, and as Chief Operating Officer of Checkers from February, 1993 to February, 1994, and was a Director of the company from January, 1993 to December, 1995. Prior to joining Checkers, Mr. White was a senior partner of Shumaker, Loop & Kendrick, LLP in Toledo, Ohio. He practiced law with Shumaker, Loop & Kendrick, LLP for over 25 years and continued of counsel to the firm until December 31, 1993. Mr. White is a Director of Danka Business Systems, PLC, a public company, the shares of which are traded on the Nasdaq National Market.

         No family relationships exist between the Company's Directors, nominees and executive officers. There are no arrangements or understandings between any Director or nominee and any other person concerning service or nomination as a Director.

         The Board of Directors has Executive, Audit and Compensation Committees. The Company does not have a Nominating Committee; instead, the entire Board of Directors functions as a Nominating Committee.

         The Executive Committee, to the fullest extent allowed by Delaware General Corporation law and subject to the powers and authority delegated to the Audit Committee and the Compensation Committee, has and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company during intervals between meetings of the Board of Directors.

         The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent auditors, discuss and review the scope and fees of the prospective annual audit with the independent auditors, review the results thereof with the independent auditors, review compliance with existing major accounting and financial policies, review the adequacy of the financial organization of the Company, review the adequacy of the internal audit process, review the adequacy of internal accounting controls and monitor compliance with federal and state laws relating to accounting practice.

         The functions of the Compensation Committee are to review compensation for all officers, to review and approve annual salaries and bonuses for all executive officers, to review, approve and recommend to the Board of Directors the terms and conditions of the 401(k) employee benefit plan or changes thereto, to administer the Company's Stock Option Plans, and to carry out the responsibilities required by rules of the Securities and Exchange Commission.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied with the Section 16(a) filing requirements in 1996, except as follows: Pier C. Borra, Renee A. Borra, Fredrick C. Powell and Dennis R. Smith each filed one untimely Form 4 report with respect to one transaction.

                         ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years, for services in all capacities to each of the Named Executive Officers.


--------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                                     LONG TERM
                                                  ANNUAL COMPENSATION              COMPENSATION       ALL OTHER
              NAME AND                            -------------------                 AWARDS -          COMPEN-
         PRINCIPAL POSITION             YEAR       SALARY (1)        BONUS (2)       OPTIONS (3)        SATION
---------------------------------------------------------------------------------------------------------------------
Pier C. Borra                           1996        $245,000          $171,638         50,000          $     -
Chairman of the Board,                  1995         225,000           148,419            -                  -
President and Chief Executive           1994         200,000           116,156            -                  -
Officer

Richard J. Clark                        1996         165,000            67,571            -              1,000
Senior Vice President-                  1995         135,000            76,438         20,000            1,000
Health Care and Chief                   1994         120,000            70,659            -              1,000
Operating Officer

Allan K. Vrable                         1996         167,000            60,000            -              1,000
President, Pharmacy                     1995          80,000            25,000            -                  -
Division                                1994               -                 -            -                  -

Stephen T. Bennett                      1996         125,000            57,075            -              1,000
Senior Vice President-                  1995         115,000            56,845         10,000              479
Development                             1994         110,000            48,330            -              1,000

Dennis R. Smith                         1996         120,000            34,296         28,000            1,000
Senior Vice President -                 1995          87,000            20,342          7,000              650
Finance, Chief                          1994          85,000            15,000          5,000                -
Financial Officer and
Chief Accounting Officer

------------------------------------------------------------------------
(1) Certain perquisites were provided to certain of the Named Executive Officers, but in no event did the value of the perquisites provided in any year exceed 10% of the amount of the executive's salary for that year.

(2) Bonuses were accrued pursuant to individual bonus plans with each executive officer, which are comprised of an objective component (a percentage of the Company's pre-tax income in excess of a pre-determined goal) and a subjective component (based on the Compensation Committee's evaluation of the executive's overall performance, including performance in comparison with goals for which the officer has responsibility).

(3) The stock options described in this table which were granted by the Company in 1996 and 1995 were granted pursuant to the 1995 Stock Option Plan of the Company. The options vest 20% each year over five years, and the options granted in 1996 and 1995 expire in 2006 and 2005, respectively, except for 23,310 options granted in 1996 to Mr. Borra which expire in 2001. The stock options awarded in 1994 were granted by the Company pursuant to the 1985 Stock Option Plan of the Company. The options vest 20% each year over five years and expire in 2004.

                   STOCK OPTION/SAR GRANTS IN LAST FISCAL YEAR


         The following table details individual grants of stock options made in fiscal year 1996 to each of the Named Executive Officers of the Company. The Company has never granted any stock appreciation rights (SAR). The table also indicates the potential realizable value of each grant of options assuming that the market price of the underlying security appreciates in value from the date of the grant to the end of the option term at the following annualized rates:


                                                                                               POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK
                                                                                              PRICE APPRECIATION FOR
                                  INDIVIDUAL GRANTS (1)                                          OPTION TERM (2)
-------------------------------------------------------------------------------------------------------------------
            (a)                    (b)             (c)            (d)            (e)            (f)           (g)
                                Number of       % of Total
                                Securities       Options        Exercise
                                Underlying      Granted to      or Base
                                 Options       Employees in      Price       Expiration
            Name               Granted (#)     Fiscal Year       ($/Sh)         Date          5% ($)        10% ($)
--------------------------------------------------------------------------------------------------------------------
                                26,690 (3)         20.9          19.50        10/29/06        327,311       829,471
Pier C. Borra                   23,310 (3)         18.2          21.45        10/29/01        138,140       305,254

Richard J. Clark                    -               -              -              -              -                -

Allan K. Vrable                     -               -              -              -              -                -

Stephen T. Bennett                  -               -              -              -              -                -

Dennis R. Smith                 28,000 (3)         21.9          19.50         10/29/06       343,376       870,183

-------------------------------------------------------------------------

         (1)      All options were granted pursuant to the 1995 Stock Option Plan.
         (2) The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Securities Exchange Act of 1934. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of the Company's Common Stock will appreciate at such rates.
         (3) These options provide that they become exercisable for one-fifth of the shares on October 29, 1997, and for an additional one-fifth thereafter on each of the next four anniversaries of such date.


                STOCK OPTION EXERCISES AND YEAR END OPTION VALUES

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during 1996 and unexercised options held on December 31, 1996.


                                                            Number of Securities
                             Shares                         Underlying Unexercised          Value of Unexercised In-the-
                            Acquired        Value                 Options at                      Money Options at
                            on Exer-       Realized            December 31, 1996               December 31, 1996 (1)
                                                        ------------------------------     ------------------------------
          Name              cise (#)        ($000)      Exercisable      Unexercisable     Exercisable      Unexercisable
          ----              --------        ------      -----------      -------------     -----------      -------------
Pier C. Borra                     -             -               -             50,000     $          -          $279,546
Richard J. Clark                  -             -           7,333             16,000          110,659           144,000
Allan K. Vrable                   -             -               -                  -                -                 -
Stephen T. Bennett                -             -           5,333              8,000           92,659            72,000
Dennis R. Smith               2,400        18,157           1,000             36,600            7,250           235,750
-------------------------------------------------------------------------

         (1)      Based upon the December 31, 1996 closing stock price of $26.00, as reported on the Nasdaq
                  National  Market.

TERMINATION OF EMPLOYMENT CHANGE-IN-CONTROL ARRANGEMENTS

         On June 1, 1996, the Company entered into key executive termination payment plans with Pier C. Borra, Richard J. Clark, and Stephen T. Bennett and on June 21, 1996 with Dennis R. Smith. The termination plan for each of Messrs. Clark, Bennett and Smith provides that if, within one year following a change in control of the Company, the Company terminates such employee's employment or such employee terminates his employment with the Company for good reason (including diminution of his duties, removal from his position as executive officer of the Company, reduction in his compensation, or any requirement that he change his current place of principal residence), such employee will receive a cash severance benefit equal to the sum of his then current annual base salary and his prior year's bonus. Mr. Borra's plan provides that, upon the happening of any such event, he will receive a cash severance benefit equal to two times the sum of his then current annual base salary and his prior year's bonus. The severance benefit will be paid in a lump sum within ten business days following the employee's termination of employment. In addition, such employee will be entitled to acceleration of any stock options which are unvested at the date of termination of his employment and payment of COBRA insurance premiums for a period of six months following the date of termination of his employment. If it is determined that any payment or distribution by the Company to such employee would be subject to excise tax, the amount of the payments to him will be increased to cover such excise tax.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Compensation Committee are Pier C. Borra, Howard E. Cox, Jr. and Thomas A. James. Mr. Borra is Chairman, President and Chief Executive Officer of the Company. Mr. Borra abstained from voting as to his compensation package as an officer. Mr. Borra also is a director of Health Care REIT, Inc., a company for which Bruce G. Thompson, a director of the Company, serves as a director and until November, 1996, served as an executive officer. Mr. James is chairman of Raymond James & Associates, Inc., an investment banking and securities firm which acted as a managing underwriter in the Company's initial public offering. Mr. James is also chairman and chief executive officer of Raymond James Financial, Inc., which owned two subsidiaries that are the controlling partners in a partnership that is the general partner in a partnership that owned a health center leased to the Company until September, 1996, at which time the Company acquired the center. See "Certain Transactions."

DIRECTOR COMPENSATION

         Directors who were not officers of the Company received an $8,000 annual retainer in 1996, plus $2,000 for each Board meeting attended. In addition, Directors are reimbursed for expenses in connection with attendance at Board meetings. Directors who are officers of the Company receive no extra compensation for their services as Directors.

         In 1996 the Company adopted a stock option plan for non-employee directors. Under the terms of the plan, each of the Company's six non-employee directors was granted an option to purchase 1,000 shares of common stock. All of the options have an exercise price equal to the average closing sale price for the five most recent trading days prior to the grant date. The non-statutory options become exercisable in three equal installments on the first three anniversaries of the grant date and expire ten years after the grant date. Additional options to purchase 1,000 shares of common stock automatically will be granted to non-employee directors on the date of each future annual meeting of stockholders.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 28, 1997, information as to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company's Common Stock, (ii) each Director and nominee for Director, (iii) each "named executive officer" as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934 ("Named Executive Officers"), and (iv) all Directors and executive officers of the Company as a group.

             NAME AND ADDRESS OF         AMOUNT AND NATURE OF        PERCENT OF
             BENEFICIAL OWNER(1)        BENEFICIAL OWNERSHIP(2)         CLASS
             ----------------           --------------------            -----

Pier C. Borra (3)(4)                        1,062,324                   15.3%

AIM Management Group(5)                       510,100                    7.4
111 Greenway Plaza
Suite 1919
Houston, TX  77046

Thomas F. Franke (6)                          454,324                    6.6
410 N. Eagle Street
Marshall, MI  49068

Allan K. Vrable (3)(7)                         79,905                    1.2

Richard J. Clark (3)                           68,416                    1.0

Stephen T. Bennett (3)                         46,999                    *

Howard E. Cox, Jr. (3)                         43,546                    *
Greylock
One Federal Street
Boston, MA  02110

Thomas A. James (3)(8)                         35,000                    *
Raymond James Financial, Inc.
880 Carillon Parkway
St. Petersburg, FL  33716

Bruce G. Thompson (3)(9)                       25,467                    *
First Toledo Corp.
One SeaGate, Suite 1960
P.O. Box 2165
Toledo, OH  43603-2165

Fredrick C. Powell (3)                          2,333                    *
Omni Interactive Systems
2415A Old Gettysburg Road
Camp Hill, PA  17011

Dennis R. Smith (3)                             2,400                    *

James F. White, Jr. (3) (10)                    2,000                    *
Shumaker, Loop & Kendrick, LLP
North Courthouse Square
1000 Jackson
Toledo, OH 43624



     NAME AND ADDRESS OF           AMOUNT AND NATURE OF          PERCENT OF
     BENEFICIAL OWNER(1)          BENEFICIAL OWNERSHIP(2)          CLASS
     -------------------          -----------------------          -----
Carl R. Adkins, M.D.(3)                            -0-                *
UtiliMed, Inc
40 Skokie Blvd., Suite 500
Northbrook, IL 60062
All Directors and Executive Officers as      1,368,390             19.7%
a Group (11 persons)


*        Represents less than one percent of the class.
(1)      Unless otherwise indicated above, the address of the persons listed in the table is as follows:  c/o Arbor
         Health Care Company, 1100 Shawnee Road, Lima, OH  45805.
(2)      This column sets forth shares of common stock which are deemed to be
         "beneficially owned" by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. All of the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them except as otherwise described in the following footnotes.
(3)      See "Directors and Executive Officers" for position with the Company.
(4)      Shares are held of record by Pier C. Borra individually (101,666), Renee A. Borra (100,000), and Pier
         C. Borra and Renee A. Borra, jointly (860,658).  Excludes 33,333 shares held in trust for Mr. Borra's son as to which he disclaims beneficial ownership.
(5)      Based on information contained in Amendment No. 1 to Schedule 13G filed by AIM Management Group with the Securities and Exchange Commission on February 12, 1997.
(6)      Shares are held of record by Thomas F. Franke as Trustee under an Inter
         Vivos Trust dated May 20, 1981. The address of the trust is Suite F,
         6360 Jackson Road, Ann Arbor, MI 48103. Based on information contained in Amendment No. 1 to Schedule 13G filed by Thomas F. Franke with the
         Securities and Exchange Commission, dated February 2, 1996.
(7)      Includes 5,000 shares owned by Mr. Vrable's wife, beneficial ownership of which is disclaimed.
(8)      Includes 20,000 shares owned by a charitable foundation for which Mr. James serves as a trustee, beneficial ownership of which is disclaimed.
(9)      Includes 5,555 shares held by Mr. Thompson's son, beneficial ownership of which is disclaimed.
(10)     Includes 1,000 shares held in a self-directed retirement plan for the benefit of James F. White, Jr.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         The information set forth herein briefly describes transactions during the past fiscal year between the Company and its Directors, officers and 5% stockholders. Management of the Company believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties. These transactions have been approved by a majority of the Company's disinterested Directors and the Audit Committee. Future transactions, if any, with affiliated parties will be approved by a majority of the Company's disinterested Directors and the Audit Committee and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

         On September 19, 1996, the Company acquired Arbors at Waterville, a 100-bed Center that it has operated under an operating lease agreement since 1989. Raymond James Financial, Inc. ("RJFI") owns two subsidiaries that are controlling partners in a partnership that is the general partner in the partnership that owned the Center. The general partner's interest in the leased Center was 1%. Thomas A. James, a Director of the Company, is an officer, director and major stockholder of RJFI. The purchase price of $5.8 million consisted of $4.6 million in acquisition borrowings and cash of approximately $1.2 million. The acquisition was accounted for using the purchase method. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is amortized over a period of 20 years using the straight-line method. Lease expense paid to the partnership in 1996 prior to acquisition was approximately $401,000. RJFI is an affiliate of Raymond James & Associates, Inc., an investment banking firm which served as Managing Underwriter for the Company's initial public offering.

         On June 30, 1995, the Company acquired all of the outstanding stock of The Druggist, Inc. ("Druggist") from Allan K. Vrable. Mr. Vrable currently serves as President of the Company's Pharmacy Division, The Druggist, Inc. and Alternacare Plus Enterprises, Inc. ("Alternacare"). The purchase price of $10.5 million consisted of $4.8 million in seller financing, $3.0 million in additional acquisition borrowings, cash of approximately $2.2 million and $0.5 million in Common stock of the Company (24,968 shares). The Company may be required to make additional payments of up to $2.5 million if certain earnings targets are attained through December 31, 1999. The Company leases Druggist and Alternacare office space from Mr. Vrable under renewable operating lease agreements. Interest and lease expense paid by the Company to or on behalf of Allan K. Vrable in 1996 was $373,619 and $240,000, respectively.





                                     PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   The following financial statements are included in Part II, Item 8:

          Report of Independent Auditors....................................................... 27
          Consolidated Balance Sheets as of December 31, 1995 and 1996......................... 28
          Consolidated Statements of Income for the years ended
           December 31, 1994, 1995, and 1996................................................... 29
          Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1994, 1995, and 1996................................................... 30
          Consolidated Statements of Cash Flows for the years ended
           December 31, 1994, 1995, and 1996................................................... 31
          Notes to Consolidated Financial Statements........................................... 32

2.       The following financial statement schedule is included in Item 14(d):

Schedule II       --  Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.




3.     Exhibit Index:

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


3.1*              Restated Certificate of Incorporation of the Company
                  (incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-3 (File No. 33-93470) filed
                  June 14, 1995 under the Securities Act of 1933).
3.2*              Restated bylaws of the Company (incorporated by reference to Exhibit 3.2 of the
                  Company's Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
4.1               Second Amendment to Amended and Restated Loan Agreement dated December 30, 1996 between the Company and Bank One, Lima, NA.
4.2               Loan Agreement dated August 9, 1996 between the Company and The Provident Bank.
4.3*              Second Amended and Restated Revolving Credit and Term Loan Agreement dated June
                  28, 1996 between the Company and KeyBank National Association, fka Society National Bank (incorporated by reference to
                  Exhibit 4.1 of the Company's 10-Q for the quarter ended June
                  30, 1996).
4.4*              Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth
                  Third Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1996).
4.5*              Promissory Note dated February 15, 1996 between the Company and Capital One Funding
                  Corporation (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1996).
4.6*              Reimbursement Agreement dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended March 31, 1996).
4.7*              Open-End Mortgage and Security Agreement dated February 12, 1996 between the
                  Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.3 of the
                  Company's 10-Q for the quarter ended March 31, 1996).
4.8*              Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and
                  Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.4 of the Company's 10-
                  Q for the quarter ended March 31, 1996).
4.9*              Assignments of Leases and Rents (6) dated February 12, 1996 between the Company and
                  Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.5 of the Company's 10-
                  Q for the quarter ended March 31, 1996).
4.10*             Guaranty Agreement dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended March 31, 1996).
4.11*             Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank
                  One, Kentucky, N.A. (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended March 31, 1996).
4.12*             Working Capital Line of Credit extension letter dated March 31, 1996 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.8 of the
                  Company's 10-Q for the quarter ended March 31, 1996).
4.13*             Letter of Credit extension letter dated March 31, 1996 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended March 31, 1996).
4.14*             Acquisition and Development Revolving Credit Facility extension letter dated March 31,
                  1996 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.10 of the Company's 10-Q for the quarter ended March 31, 1996).




EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


4.15*             Second Amendment to Amended and Restated Revolving Credit and
                  Term Loan Agreement dated February 9, 1996 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.11 of the Company's 10-Q for the quarter ended March
                  31, 1996).
4.16*             Amendment to Amended and Restated Loan Agreement dated February 1, 1996 between the Company and Bank One, Lima, N.A. (incorporated by reference to Exhibit
                  4.12 of the Company's 10-Q for the quarter ended March 31, 1996).
4.17*             Acquisition and Development Revolving Credit Facility extension letter dated March
                  31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1995).
4.18*             Working Capital Line of Credit extension letter dated December 21, 1995 between  the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1995).
4.19*             Letter of Credit extension letter dated December 21, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-
                  K for the year ended December 31, 1995).
4.20*             Second Amended and Restated Demand Promissory Note dated December 28, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit
                  4.4 of the Company's 10-K for the year ended December 31, 1995).
4.21*             Amended and Restated Revolving Credit and Term Loan Agreement dated June 1,
                  1995 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.5 of the Company's 10-K for the year ended December 31, 1995).
4.22*             Amendment to Loan Agreement dated September 14, 1995 between the Company and
                  The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1995).
4.23*             Acquisition and Development Revolving Credit Facility
                  extension letter dated August 31, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.2 of the Company's 10-Q for the quarter ended September 30,
                  1995).
4.24*             Working Capital Line of Credit extension letter dated August 31, 1995 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the
                  Company's 10-Q for the quarter ended September 30, 1995).
4.25*             Letter of Credit extension letter dated August 31, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-
                  Q for the quarter ended September 30, 1995).
4.26*             Loan Agreement dated August 1, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended
                  September 30, 1995).
4.27*             Amended and Restated Loan Agreement dated August 1, 1995 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.6 of the Company's
                  10-Q for the quarter ended September 30, 1995).





EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


4.28*             Amendment to Amended and Restated Revolving Credit and Term Loan Agreement
                  dated June 30, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.29*             Amendment to Loan Agreement dated June 30, 1995 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1995).
4.30*             Amendment to Loan Agreement dated June 29, 1995 between the Company and Bank
                  One (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.31*             Amendment to Loan Agreement dated June 30, 1995 between the Company and The
                  Fifth Third Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30, 1995).
4.32*             Acquisition and Development Revolving Credit Facility extension letter dated June 1,
                  1995 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1995).
4.33*             Working Capital Line of Credit extension letter dated June 1, 1995 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.6 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.34*             Letter of Credit extension letter dated June 1, 1995 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1995).
4.35*             Loan Agreement amendment dated May 31, 1995 between the Company and Bank One
                  (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended
                  June 30, 1995).
4.36*             Loan Agreement extension letter dated May 29, 1995 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended June 30, 1995).
4.37*             Loan Agreement extension letter dated March 22, 1995 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1995).
4.38*             Line of Credit for Letters of Credit Agreement dated November 10, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-K for the year ended December 31, 1994).
4.39*             Loan Agreement extension letter dated September 16, 1994 between the Company and
                  The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1994).
4.40*             Acquisition and Development Revolving Credit Facility
                  extension letter dated August 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.2 of the Company's 10-Q for the quarter ended September 30,
                  1994).
4.41*             Working Capital Line of Credit extension letter dated August 31, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the
                  Company's 10-Q for the quarter ended September 30, 1994).
4.42*             Letter of Credit extension letter dated August 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1994).
4.43*             Loan Agreement amendment dated September 15, 1994 between the Company and
                  Bank One (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1994).




EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


4.44*             Revolving Credit and Term Loan Agreement dated April 11, 1994 between the
                  Company  and The Fifth Third Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-Q for the quarter ended June 30, 1994).
4.45*             Loan Agreement extension letter dated May 25, 1994 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1994).
4.46*             Acquisition and Development Revolving Credit Facility extension letter dated May 18,
                  1994 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1994).
4.47*             Acquisition and Development Revolving Credit Facility extension letter dated July 31,
                  1994 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30, 1994).
4.48*             Working Capital Line of Credit extension letter dated May 16, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the
                  Company's 10-Q for the quarter ended June 30, 1994).
4.49*             Working Capital Line of Credit extension letter dated July 31, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.6 of the
                  Company's 10-Q for the quarter ended June 30, 1994).
4.50*             Letter of Credit extension dated May 18, 1994 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1994).
4.51*             Letter of Credit extension letter dated July 31, 1994 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1994).
4.52*             Loan Agreement dated December 21, 1993 between the Company and Bank One,
                  Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.53*             Revolving Credit and Term Loan Agreement dated August 11, 1993 between the
                  Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-Q for the quarter ended September 30, 1993).
4.54*             Revolving Credit and Term Loan Agreement dated September 30, 1993 between the
                  Company and Society Bank & Trust (incorporated by reference to Exhibit 4.2 of the
                  Company's 10-Q for the quarter ended September 30, 1993).
4.55*             Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.3 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.56*             Line of Credit Agreement dated June 22, 1993 between the Company and Society Bank
                  & Trust (incorporated by reference to Exhibit 4.4 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                  Act of 1933).





EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


4.57*             Loan Agreement between the Company and The Provident Bank
                  dated September 9, 1992 (incorporated by reference to Exhibit
                  4.5 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
4.58*             Loan Agreement between the Company and Bank One, Lima, NA
                  dated December 7, 1992 (incorporated by reference to Exhibit
                  4.6 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1933 under the Securities Act of
                  1933).
4.59*             Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the
                  Company June 7, 1993 (incorporated by reference to Exhibit 4.7 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
4.60*             Mortgage and Security Agreement between the Company and
                  Southtrust Bank of Alabama, National Association, dated
                  September 29, 1992 (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1 (File No.
                  33- 65080) filed June 25, 1993 under the Securities Act of
                  1933).
4.61*             Commitment Letter dated as of May 30, 1993, from Society Bank
                  & Trust for revolving credit facility, accepted by the Company
                  June 22, 1993 (incorporated by reference to Exhibit 4.9 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed July 9, 1993 under the Securities Act of
                  1933).
4.62*             Commitment Letter dated as of July 1, 1993, from The Provident
                  Bank, informing the Company of reaffirmation of line of credit
                  (incorporated by reference to Exhibit 4.10 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed
                  July 9, 1993 under the Securities Act of 1933). (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the
                  Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1              Share Purchase Agreement dated December 16, 1996 between the Company and Diane
                  S. Bartoli, sole shareholder of Adult Services Unlimited, Inc. and Health Poconos, Inc.
10.2+             Key Executive Termination Payment Plan dated June 1, 1996.
10.3+             Description of 1996 Bonus Plans for Named Executive Officers.
10.4*             Purchase and Sale Agreement dated September 19, 1996 between the Company and
                  Cumberland Healthcare, L.P. I-C. (incorporated by reference to Exhibit 10.1 of the
                  Company's 10-Q for the quarter ended September 30, 1996).
10.5*             Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q.
                  Baker, sole shareholder of Poly-Stat Supply Corporation(incorporated by reference to
                  Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1996).
10.6*             Share Purchase Agreement dated June 30, 1996 between the
                  Company and Robert Q. Baker and Richard E. Moon, shareholders of Poly-Stat Computer Applications, Inc (incorporated by
                  reference to Exhibit 10.2 of the Company's 10-Q for the
                  quarter ended June 30, 1996).
10.7*             Second Amendment to Lease Agreement dated March 18, 1996 between the Company and V & V Properties (incorporated by reference to Exhibit 10.1 of the Company's 10-
                  Q for the quarter ended March 31, 1996).
10.8*+            Arbor Health Care Company 1996 Stock Option Plan for
                  Non-Employee Directors (incorporated by reference to the
                  Company's Proxy Statement dated April 8, 1996).



EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------



10.9*+            Description of 1995 Bonus Plans for Named Executive Officers (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31,
                  1995).
10.10*            Asset Purchase Agreement dated April 28, 1995 between the Company and Fairlawn
                  Associates Limited Partnership (incorporated by reference to Exhibit 10.1 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
10.11*            Amendment to Asset Purchase Agreement dated June 1, 1995 between the Company and Fairlawn Associates Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995).
10.12*            Agreement of Merger dated June 30, 1995 between the Company, Green Tree
                  Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to
                  Exhibit 10.3 of the Company's 10-Q for the quarter ended June 30, 1995).
10.13*            Addendum to Agreement of Merger dated June 30, 1995 between the Company,  Green
                  Tree Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).
10.14*            Share Purchase Agreement dated June 30, 1995 between the Company and
                  Allan K. Vrable, sole shareholder of Alternacare Plus Enterprises, Inc. (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended June 30,
                  1995).
10.15*+           Employment Agreement dated June 30, 1995 between the Company and Allan K.
                  Vrable (incorporated by reference to Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).
10.16*+           Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the
                  Company's Proxy Statement dated April 24, 1995).
10.17*            Share Purchase Agreement dated June 30, 1994 between the Company and the
                  Stockholders of Bay Geriatric Pharmacy, Inc. and Home Care Pharmacy, Inc. of Florida
                  (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended
                  December 31, 1994).
10.18*            Lease Agreement between Highland Oaks Associates, LTD., and Bay Geriatric
                  Pharmacy, dated May 23, 1991 (incorporated by reference to Exhibit 10.2 of the
                  Company's 10-K for the year ended December 31, 1994).
10.19*            Lease Agreement between FGHP Properties, Limited Partnership and Home Care
                  Pharmacy, Inc. of Florida, dated March 24, 1993 (incorporated by reference to Exhibit
                  10.3 of the Company's 10-K for the year ended December 31, 1994).
10.20*            First Amendment to lease between the Company and Semi Cane Investments, Inc., as
                  Successor in Interest to Great Western Bank dated June 17, 1994 (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31,
                  1994).
10.21*            First Amendment to Lease Agreement dated March 11, 1994 between the Company and V & V Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-
                  K for the year ended December 31, 1994).
10.22*            Management Agreement between the Company and Fairlawn Nursing Home and
                  Assisted Living, Inc. dated June 9, 1986, and amendments thereto dated June 13, 1986,
                  October 1, 1990, and January 1, 1993 (incorporated by reference to Exhibit 10.1 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25,
                  1993 under the Securities Act of 1933).



EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.23*            Lease Agreement between the Company and V & V Properties, dated June 2, 1988
                  (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement
                  on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.24*            Operating Lease between the Company and Health Care Property
                  Investors, Inc., dated January 31, 1986, as amended September
                  11, 1991 (incorporated by reference to Exhibit 10.3 of the
                  Company's Registration Statement on Form S-1 (File No. 33-
                  65080) filed June 25, 1993 under the Securities Act of 1933).
10.25*            Business Property Lease between the Company and Office World, Inc. dated July 1,
                  1992 (incorporated by reference to Exhibit 10.4 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                  Act of 1933).
10.26*            Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.27*            Operating Lease between the Company and Health Care Property
                  Investors, Inc., dated January 31, 1986, as amended September
                  11, 1991 (incorporated by reference to Exhibit 10.6 of the
                  Company's Registration Statement on Form S-1 (File No. 33-
                  65080) filed June 25, 1993 under the Securities Act of 1933).
10.28*            Office Lease between the Company and NFI MetroCenter II Associates dated
                  November 15, 1992 (incorporated by reference to Exhibit 10.7 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.29*            Lease Agreement between the Company and Marie Antoinette
                  Partners, dated April 2, 1986 (incorporated by reference to
                  Exhibit 10.8 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.30*            Facility Lease by and between the Company and Cumberland
                  Healthcare, L.P., I-C, dated February 1, 1989, as amended
                  November 15, 1991 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No.
                  33- 65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.31*            Lease and Security Agreement between BIP SUB I, INC. and Arbors East, Inc. dated
                  April 1, 1991 (incorporated by reference to Exhibit 10.10 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.32*            Operating Lease between the Company and Health Care Properties Investors, Inc.
                  dated December 30, 1986 and Addendum dated March 23, 1987 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.33*+           First Amended and Restated Incentive Stock Option Plan dated November 26, 1991
                  (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement
                  on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.34*            Management Agreement dated September 28, 1989 between the Company and The
                  Druggist, Inc., as amended June 30, 1991 (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June
                  25, 1993 under the Securities Act of 1933).




EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.35*            Assignment and Assumption of Management Agreement dated
                  January 4, 1989 among the Company, Fairlawn Nursing Home and
                  Assisted Living, Inc., and Fairlawn Associates Limited
                  Partnership, relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration Statement on
                  Form S-1 filed on June 25, 1993 (File No. 33-65080) and
                  incorporated by reference herein (incorporated by reference to
                  Exhibit 10.16 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed July 9, 1993 under the
                  Securities Act of 1933).
10.36*+           Certificate of Amendment dated July 7, 1993, to First
                  Amended and Restated Incentive Stock Option Plan
                  previously filed as Exhibit 10.12 of the Company's
                  Registration Statement on Form S-1 (File No.
                  33-65080) and incorporated by reference herein
                  (incorporated by reference to Exhibit 10.17 of the
                  Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed July 9, 1993 under the Securities
                  Act of 1933).
10.37*            Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of West Virginia dated June 24,
                  1993 (incorporated by reference to Exhibit 10.18 of the
                  Company's Registration Statement on Form S-1 (File No. 33-
                  65080) filed July 29, 1993 under the Securities Act of 1933).
10.38*+           Form of Indemnification Agreement between the Company and its Directors and
                  Executive Officers (incorporated by reference to Exhibit 10.19 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed July 29, 1993 under the
                  Securities Act of 1933).
11.1              Statement Re Computation of Earnings Per Share.
21.1              List of Subsidiaries of the Company.
23.1              Consent of Ernst & Young LLP.
24.1              Powers of Attorney.
27.1              Financial Data Schedule.


*Previously filed.

+Executive management contract or compensatory plan or arrangement.

(b)     Reports on Form 8K:

        Report on Form 8-K dated November 14, 1996 announcing the appointment of Carl R. Adkins, M.D. as a Director of the Company and announcing the adoption of a Stockholder Rights Agreement.

(c) Exhibits -- The exhibits listed in Item 14(a)(3) of this report are filed with this Form 10-K.

(d) Financial Statement Schedules -- The following financial statement schedule listed in Item 14(a)(2) of this report is filed with this Form 10-K.

Schedule II -- Valuation and Qualifying Accounts.............................64

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                             PROVISIONS
                                                                 FOR            ACCOUNTS
                                             BALANCE AT       LOSSES ON       WRITTEN OFF       BALANCE AT
            ALLOWANCE FOR                    BEGINNING        ACCOUNTS           NET OF           END OF
          DOUBTFUL ACCOUNTS                  OF PERIOD       RECEIVABLE        RECOVERIES         PERIOD
          -----------------                  ---------       ----------       -----------         ------
Year ended December 31, 1994................   $ 911           $1,554            $1,296           $1,169

Year ended December 31, 1995................   $1,169          $2,219            $2,103           $1,285

Year ended December 31, 1996................   $1,285          $2,993            $2,330           $1,948

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Arbor Health Care Company has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 1997.

                            ARBOR HEALTH CARE COMPANY
                                   (Registrant)


                            By:     /s/   P. BORRA
                               -------------------------------------
                               Pier C. Borra, Chairman, President and
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Arbor Health Care Company and in the capacities indicated on March 13, 1997.

        Signature                        Title
        ---------                        -----



    /s/ P. BORRA                Chairman, President and Chief Executive Officer
---------------------------
 Pier C. Borra


   /s/ DENNIS R. SMITH          Senior Vice President-Finance, Chief Financial
---------------------------     Officer and Chief Accounting Officer
 Dennis R. Smith




Pier C. Borra, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed below on March 13, 1997, as attorney-in-fact for the following directors of the Registrant:

                 Carl R. Adkins, M.D.               Fredrick C. Powell
                 Howard E. Cox, Jr.                 Bruce G. Thompson
                 Thomas A. James                    James F. White, Jr.


                                                    /s/ P. BORRA
                                               ---------------------------------
                                               Pier C. Borra




                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


3.1*              Restated Certificate of Incorporation of the Company
                  (incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-3 (File No. 33-93470) filed
                  June 14, 1995 under the Securities Act of 1933).
3.2*              Restated bylaws of the Company (incorporated by reference to Exhibit 3.2 of the
                  Company's Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
4.1               Second Amendment to Amended and Restated Loan Agreement dated December 30, 1996 between the Company and Bank One, Lima, NA.
4.2               Loan Agreement dated August 9, 1996 between the Company and The Provident Bank.
4.3*              Second Amended and Restated Revolving Credit and Term Loan Agreement dated June
                  28, 1996 between the Company and KeyBank National Association, fka Society National Bank (incorporated by reference to
                  Exhibit 4.1 of the Company's 10-Q for the quarter ended June
                  30, 1996).
4.4*              Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth
                  Third Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1996).
4.5*              Promissory Note dated February 15, 1996 between the Company and Capital One Funding
                  Corporation (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1996).
4.6*              Reimbursement Agreement dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended March 31, 1996).
4.7*              Open-End Mortgage and Security Agreement dated February 12, 1996 between the
                  Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.3 of the
                  Company's 10-Q for the quarter ended March 31, 1996).
4.8*              Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and
                  Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.4 of the Company's 10-
                  Q for the quarter ended March 31, 1996).
4.9*              Assignments of Leases and Rents (6) dated February 12, 1996 between the Company and
                  Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.5 of the Company's 10-
                  Q for the quarter ended March 31, 1996).
4.10*             Guaranty Agreement dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended March 31, 1996).
4.11*             Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank
                  One, Kentucky, N.A. (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended March 31, 1996).
4.12*             Working Capital Line of Credit extension letter dated March 31, 1996 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.8 of the
                  Company's 10-Q for the quarter ended March 31, 1996).
4.13*             Letter of Credit extension letter dated March 31, 1996 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended March 31, 1996).
4.14*             Acquisition and Development Revolving Credit Facility extension letter dated March 31,
                  1996 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.10 of the Company's 10-Q for the quarter ended March 31, 1996).




EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


4.15*             Second Amendment to Amended and Restated Revolving Credit and
                  Term Loan Agreement dated February 9, 1996 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.11 of the Company's 10-Q for the quarter ended March
                  31, 1996).
4.16*             Amendment to Amended and Restated Loan Agreement dated February 1, 1996 between the Company and Bank One, Lima, N.A. (incorporated by reference to Exhibit
                  4.12 of the Company's 10-Q for the quarter ended March 31, 1996).
4.17*             Acquisition and Development Revolving Credit Facility extension letter dated March
                  31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1995).
4.18*             Working Capital Line of Credit extension letter dated December 21, 1995 between  the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1995).
4.19*             Letter of Credit extension letter dated December 21, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-
                  K for the year ended December 31, 1995).
4.20*             Second Amended and Restated Demand Promissory Note dated December 28, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit
                  4.4 of the Company's 10-K for the year ended December 31, 1995).
4.21*             Amended and Restated Revolving Credit and Term Loan Agreement dated June 1,
                  1995 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.5 of the Company's 10-K for the year ended December 31, 1995).
4.22*             Amendment to Loan Agreement dated September 14, 1995 between the Company and
                  The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1995).
4.23*             Acquisition and Development Revolving Credit Facility
                  extension letter dated August 31, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.2 of the Company's 10-Q for the quarter ended September 30,
                  1995).
4.24*             Working Capital Line of Credit extension letter dated August 31, 1995 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the
                  Company's 10-Q for the quarter ended September 30, 1995).
4.25*             Letter of Credit extension letter dated August 31, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-
                  Q for the quarter ended September 30, 1995).
4.26*             Loan Agreement dated August 1, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended
                  September 30, 1995).
4.27*             Amended and Restated Loan Agreement dated August 1, 1995 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.6 of the Company's
                  10-Q for the quarter ended September 30, 1995).





EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


4.28*             Amendment to Amended and Restated Revolving Credit and Term Loan Agreement
                  dated June 30, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.29*             Amendment to Loan Agreement dated June 30, 1995 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1995).
4.30*             Amendment to Loan Agreement dated June 29, 1995 between the Company and Bank
                  One (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.31*             Amendment to Loan Agreement dated June 30, 1995 between the Company and The
                  Fifth Third Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30, 1995).
4.32*             Acquisition and Development Revolving Credit Facility extension letter dated June 1,
                  1995 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1995).
4.33*             Working Capital Line of Credit extension letter dated June 1, 1995 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.6 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.34*             Letter of Credit extension letter dated June 1, 1995 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1995).
4.35*             Loan Agreement amendment dated May 31, 1995 between the Company and Bank One
                  (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended
                  June 30, 1995).
4.36*             Loan Agreement extension letter dated May 29, 1995 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended June 30, 1995).
4.37*             Loan Agreement extension letter dated March 22, 1995 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1995).
4.38*             Line of Credit for Letters of Credit Agreement dated November 10, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-K for the year ended December 31, 1994).
4.39*             Loan Agreement extension letter dated September 16, 1994 between the Company and
                  The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1994).
4.40*             Acquisition and Development Revolving Credit Facility
                  extension letter dated August 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.2 of the Company's 10-Q for the quarter ended September 30,
                  1994).
4.41*             Working Capital Line of Credit extension letter dated August 31, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the
                  Company's 10-Q for the quarter ended September 30, 1994).
4.42*             Letter of Credit extension letter dated August 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1994).
4.43*             Loan Agreement amendment dated September 15, 1994 between the Company and
                  Bank One (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1994).




EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


4.44*             Revolving Credit and Term Loan Agreement dated April 11, 1994 between the
                  Company  and The Fifth Third Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-Q for the quarter ended June 30, 1994).
4.45*             Loan Agreement extension letter dated May 25, 1994 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1994).
4.46*             Acquisition and Development Revolving Credit Facility extension letter dated May 18,
                  1994 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1994).
4.47*             Acquisition and Development Revolving Credit Facility extension letter dated July 31,
                  1994 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30, 1994).
4.48*             Working Capital Line of Credit extension letter dated May 16, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the
                  Company's 10-Q for the quarter ended June 30, 1994).
4.49*             Working Capital Line of Credit extension letter dated July 31, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.6 of the
                  Company's 10-Q for the quarter ended June 30, 1994).
4.50*             Letter of Credit extension dated May 18, 1994 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1994).
4.51*             Letter of Credit extension letter dated July 31, 1994 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1994).
4.52*             Loan Agreement dated December 21, 1993 between the Company and Bank One,
                  Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.53*             Revolving Credit and Term Loan Agreement dated August 11, 1993 between the
                  Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-Q for the quarter ended September 30, 1993).
4.54*             Revolving Credit and Term Loan Agreement dated September 30, 1993 between the
                  Company and Society Bank & Trust (incorporated by reference to Exhibit 4.2 of the
                  Company's 10-Q for the quarter ended September 30, 1993).
4.55*             Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.3 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.56*             Line of Credit Agreement dated June 22, 1993 between the Company and Society Bank
                  & Trust (incorporated by reference to Exhibit 4.4 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                  Act of 1933).





EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------


4.57*             Loan Agreement between the Company and The Provident Bank
                  dated September 9, 1992 (incorporated by reference to Exhibit
                  4.5 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
4.58*             Loan Agreement between the Company and Bank One, Lima, NA
                  dated December 7, 1992 (incorporated by reference to Exhibit
                  4.6 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1933 under the Securities Act of
                  1933).
4.59*             Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the
                  Company June 7, 1993 (incorporated by reference to Exhibit 4.7 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
4.60*             Mortgage and Security Agreement between the Company and
                  Southtrust Bank of Alabama, National Association, dated
                  September 29, 1992 (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1 (File No.
                  33- 65080) filed June 25, 1993 under the Securities Act of
                  1933).
4.61*             Commitment Letter dated as of May 30, 1993, from Society Bank
                  & Trust for revolving credit facility, accepted by the Company
                  June 22, 1993 (incorporated by reference to Exhibit 4.9 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed July 9, 1993 under the Securities Act of
                  1933).
4.62*             Commitment Letter dated as of July 1, 1993, from The Provident
                  Bank, informing the Company of reaffirmation of line of credit
                  (incorporated by reference to Exhibit 4.10 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed
                  July 9, 1993 under the Securities Act of 1933). (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the
                  Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1              Share Purchase Agreement dated December 16, 1996 between the Company and Diane
                  S. Bartoli, sole shareholder of Adult Services Unlimited, Inc. and Health Poconos, Inc.
10.2+             Key Executive Termination Payment Plan dated June 1, 1996.
10.3+             Description of 1996 Bonus Plans for Named Executive Officers.
10.4*             Purchase and Sale Agreement dated September 19, 1996 between the Company and
                  Cumberland Healthcare, L.P. I-C. (incorporated by reference to Exhibit 10.1 of the
                  Company's 10-Q for the quarter ended September 30, 1996).
10.5*             Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q.
                  Baker, sole shareholder of Poly-Stat Supply Corporation(incorporated by reference to
                  Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1996).
10.6*             Share Purchase Agreement dated June 30, 1996 between the
                  Company and Robert Q. Baker and Richard E. Moon, shareholders of Poly-Stat Computer Applications, Inc (incorporated by
                  reference to Exhibit 10.2 of the Company's 10-Q for the
                  quarter ended June 30, 1996).
10.7*             Second Amendment to Lease Agreement dated March 18, 1996 between the Company and V & V Properties (incorporated by reference to Exhibit 10.1 of the Company's 10-
                  Q for the quarter ended March 31, 1996).
10.8*+            Arbor Health Care Company 1996 Stock Option Plan for
                  Non-Employee Directors (incorporated by reference to the
                  Company's Proxy Statement dated April 8, 1996).



EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------



10.9*+            Description of 1995 Bonus Plans for Named Executive Officers (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31,
                  1995).
10.10*            Asset Purchase Agreement dated April 28, 1995 between the Company and Fairlawn
                  Associates Limited Partnership (incorporated by reference to Exhibit 10.1 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
10.11*            Amendment to Asset Purchase Agreement dated June 1, 1995 between the Company and Fairlawn Associates Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995).
10.12*            Agreement of Merger dated June 30, 1995 between the Company, Green Tree
                  Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to
                  Exhibit 10.3 of the Company's 10-Q for the quarter ended June 30, 1995).
10.13*            Addendum to Agreement of Merger dated June 30, 1995 between the Company,  Green
                  Tree Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).
10.14*            Share Purchase Agreement dated June 30, 1995 between the Company and
                  Allan K. Vrable, sole shareholder of Alternacare Plus Enterprises, Inc. (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended June 30,
                  1995).
10.15*+           Employment Agreement dated June 30, 1995 between the Company and Allan K.
                  Vrable (incorporated by reference to Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).
10.16*+           Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the
                  Company's Proxy Statement dated April 24, 1995).
10.17*            Share Purchase Agreement dated June 30, 1994 between the Company and the
                  Stockholders of Bay Geriatric Pharmacy, Inc. and Home Care Pharmacy, Inc. of Florida
                  (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended
                  December 31, 1994).
10.18*            Lease Agreement between Highland Oaks Associates, LTD., and Bay Geriatric
                  Pharmacy, dated May 23, 1991 (incorporated by reference to Exhibit 10.2 of the
                  Company's 10-K for the year ended December 31, 1994).
10.19*            Lease Agreement between FGHP Properties, Limited Partnership and Home Care
                  Pharmacy, Inc. of Florida, dated March 24, 1993 (incorporated by reference to Exhibit
                  10.3 of the Company's 10-K for the year ended December 31, 1994).
10.20*            First Amendment to lease between the Company and Semi Cane Investments, Inc., as
                  Successor in Interest to Great Western Bank dated June 17, 1994 (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31,
                  1994).
10.21*            First Amendment to Lease Agreement dated March 11, 1994 between the Company and V & V Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-
                  K for the year ended December 31, 1994).
10.22*            Management Agreement between the Company and Fairlawn Nursing Home and
                  Assisted Living, Inc. dated June 9, 1986, and amendments thereto dated June 13, 1986,
                  October 1, 1990, and January 1, 1993 (incorporated by reference to Exhibit 10.1 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25,
                  1993 under the Securities Act of 1933).



EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.23*            Lease Agreement between the Company and V & V Properties, dated June 2, 1988
                  (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement
                  on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.24*            Operating Lease between the Company and Health Care Property
                  Investors, Inc., dated January 31, 1986, as amended September
                  11, 1991 (incorporated by reference to Exhibit 10.3 of the
                  Company's Registration Statement on Form S-1 (File No. 33-
                  65080) filed June 25, 1993 under the Securities Act of 1933).
10.25*            Business Property Lease between the Company and Office World, Inc. dated July 1,
                  1992 (incorporated by reference to Exhibit 10.4 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                  Act of 1933).
10.26*            Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.27*            Operating Lease between the Company and Health Care Property
                  Investors, Inc., dated January 31, 1986, as amended September
                  11, 1991 (incorporated by reference to Exhibit 10.6 of the
                  Company's Registration Statement on Form S-1 (File No. 33-
                  65080) filed June 25, 1993 under the Securities Act of 1933).
10.28*            Office Lease between the Company and NFI MetroCenter II Associates dated
                  November 15, 1992 (incorporated by reference to Exhibit 10.7 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.29*            Lease Agreement between the Company and Marie Antoinette
                  Partners, dated April 2, 1986 (incorporated by reference to
                  Exhibit 10.8 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.30*            Facility Lease by and between the Company and Cumberland
                  Healthcare, L.P., I-C, dated February 1, 1989, as amended
                  November 15, 1991 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No.
                  33- 65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.31*            Lease and Security Agreement between BIP SUB I, INC. and Arbors East, Inc. dated
                  April 1, 1991 (incorporated by reference to Exhibit 10.10 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.32*            Operating Lease between the Company and Health Care Properties Investors, Inc.
                  dated December 30, 1986 and Addendum dated March 23, 1987 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.33*+           First Amended and Restated Incentive Stock Option Plan dated November 26, 1991
                  (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement
                  on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.34*            Management Agreement dated September 28, 1989 between the Company and The
                  Druggist, Inc., as amended June 30, 1991 (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June
                  25, 1993 under the Securities Act of 1933).




EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.35*            Assignment and Assumption of Management Agreement dated
                  January 4, 1989 among the Company, Fairlawn Nursing Home and
                  Assisted Living, Inc., and Fairlawn Associates Limited
                  Partnership, relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration Statement on
                  Form S-1 filed on June 25, 1993 (File No. 33-65080) and
                  incorporated by reference herein (incorporated by reference to
                  Exhibit 10.16 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed July 9, 1993 under the
                  Securities Act of 1933).
10.36*+           Certificate of Amendment dated July 7, 1993, to First
                  Amended and Restated Incentive Stock Option Plan
                  previously filed as Exhibit 10.12 of the Company's
                  Registration Statement on Form S-1 (File No.
                  33-65080) and incorporated by reference herein
                  (incorporated by reference to Exhibit 10.17 of the
                  Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed July 9, 1993 under the Securities
                  Act of 1933).
10.37*            Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of West Virginia dated June 24,
                  1993 (incorporated by reference to Exhibit 10.18 of the
                  Company's Registration Statement on Form S-1 (File No. 33-
                  65080) filed July 29, 1993 under the Securities Act of 1933).
10.38*+           Form of Indemnification Agreement between the Company and its Directors and
                  Executive Officers (incorporated by reference to Exhibit 10.19 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed July 29, 1993 under the
                  Securities Act of 1933).
11.1              Statement Re Computation of Earnings Per Share.
21.1              List of Subsidiaries of the Company.
23.1              Consent of Ernst & Young LLP.
24.1              Powers of Attorney.
27.1              Financial Data Schedule.


*Previously filed.

+Executive management contract or compensatory plan or arrangement.