Form 10-Q
period 1997-03-31
ARBOR HEALTH CARE CO /DE/
filed 1997-05-14
CIK 908312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR

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

                       Yes   X                   No
                           ------                  -----

Shares of Registrant's Common Stock, $.03 par value, outstanding as of the close of business on May 9, 1997 -- 6,915,921.

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

                  Consolidated Statements of Income ............................................................. 4

                  Consolidated Statements of Cash Flows.......................................................... 5

                  Notes to Interim Consolidated Financial Statements............................................. 6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................................. 7

                  Forward-Looking Statements.....................................................................10

PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................11

Item 2.           Changes in Securities..........................................................................11

Item 3.           Defaults Upon Senior Securities................................................................11

Item 4.           Submission of Matters to a Vote of Security Holders............................................11

Item 5.           Other Information..............................................................................11

Item 6.           Exhibits and Reports on Form 8-K...............................................................11

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                DECEMBER 31    MARCH 31
                                                                                   1996          1997
                                                                                -----------    --------
                             ASSETS                                              (Note 1)
Current assets
    Cash and cash equivalents .............................................      $  5,761       $  4,885
    Accounts receivable, less allowances of $1,948 and
        $2,304, respectively ..............................................        44,019         48,498
    Supply inventories ....................................................         2,963          3,141
    Other current assets ..................................................         3,503          3,783
    Deferred income taxes .................................................         1,972          2,316
                                                                                 --------       --------
Total current assets ......................................................        58,218         62,623

Property and equipment
    Land and improvements .................................................        25,337         25,351
    Buildings and improvements ............................................        95,017         95,608
    Equipment and furnishings .............................................        40,477         41,847
    Leasehold improvements ................................................         5,970          6,195
    Construction in process ...............................................         2,599          4,374
                                                                                 --------       --------
                                                                                  169,400        173,375
    Less allowances for depreciation and amortization .....................        33,564         35,666
                                                                                 --------       --------
Total property and equipment ..............................................       135,836        137,709

Other assets
    Goodwill, less amortization of $926 and $1,133, respectively ..........        13,034         15,418
    Deferred costs, less amortization of $3,475 and
        $2,911, respectively ..............................................         2,205          1,948
    Sundry ................................................................           181            341
                                                                                 --------       --------
Total other assets ........................................................        15,420         17,707
                                                                                 --------       --------

                                                                                 $209,474       $218,039
                                                                                 ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable .........................................................      $  4,526       $  5,071
    Accounts payable ......................................................        11,121         10,262
    Accrued payroll and related items .....................................        11,522         12,131
    Other liabilities .....................................................        13,465         15,968
    Current maturities of long-term obligations ...........................         3,162          3,302
                                                                                 --------       --------
Total current liabilities .................................................        43,796         46,734

Long-term obligations, less current maturities ............................        94,643         97,032

Deferred income taxes .....................................................         5,019          5,595

Stockholders' equity
    Preferred stock, $.01 par value, Authorized - 2,000,000 shares
        None issued or outstanding                                                     --             --
    Series A Junior Participating Cumulative Preferred stock, $.01 par value,
        Authorized - 10,000 shares, None issued or outstanding                         --             --
    Common stock, $.03 par value, Authorized - 20,000,000 shares
        Issued and outstanding -- 6,904,054 and 6,913,121 shares ..........           207            207
    Additional paid-in capital ............................................        30,300         30,435
    Retained earnings .....................................................        35,509         38,036
                                                                                 --------       --------
Total stockholders' equity ................................................        66,016         68,678
                                                                                 --------       --------

                                                                                 $209,474       $218,039
                                                                                 ========       ========

See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)




                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                          -------------------
                                                            1996       1997
                                                          --------    -------
Net revenues
  Subacute care .......................................   $ 27,391    $31,118
  Basic care ..........................................     20,396     21,241
  Pharmacy and other ..................................      4,689      7,165
                                                          --------    -------
Total net revenues ....................................     52,476     59,524

Expenses
  Operating ...........................................     41,681     46,553
  General corporate ...................................      2,543      3,021
  Operating lease rental ..............................      1,126      1,085
  Interest ............................................      1,620      2,015
  Depreciation and amortization .......................      2,115      2,593
                                                          --------    -------
Total expenses ........................................     49,085     55,267

Other expense (income)
  Loss on disposal of property ........................         55         86
  Interest and sundry .................................        (32)        28
                                                          --------    -------
Total other expense ...................................         23        114
                                                          --------    -------

Income before income taxes ............................      3,368      4,143

Income taxes ..........................................      1,345      1,616
                                                          --------    -------

Net income ............................................   $  2,023    $ 2,527
                                                          ========    =======


Net income per share ..................................   $   0.29    $  0.36
                                                          ========    =======

Weighted average shares outstanding ...................      6,970      6,985
                                                          ========    =======



See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     Three Months Ended
                                                                          March 31
                                                                    -------------------
                                                                      1996       1997
                                                                    --------    -------
Operating activities
   Net income ...................................................   $  2,023    $ 2,527
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Provision for depreciation ...............................      1,785      2,160
       Amortization .............................................        389        490
       Provision for deferred income taxes ......................        238        232
       Provision for losses on accounts receivable ..............        357        453
       Loss on disposal of property .............................         55         86
       Changes in operating assets and liabilities
         Accounts receivable ....................................     (2,086)    (4,389)
         Supply inventories .....................................        (64)      (177)
         Other current assets ...................................       (623)      (642)
         Deferred costs .........................................       (234)        (9)
         Accounts payable .......................................     (3,369)      (885)
         Accrued payroll and related items ......................          9        535
         Other liabilities (income tax payments of $73
           and $728, respectively) ..............................      3,016      2,498
                                                                    --------    -------
Net cash provided by operating activities .......................      1,496      2,879
Investing activities
   Expenditures for property and equipment ......................     (8,863)    (3,326)
   Cash paid to acquire businesses, net of cash received ........         --     (1,374)
   Sundry and other .............................................         29       (146)
                                                                    --------    -------
Net cash used in investing activities ...........................     (8,834)    (4,846)
Financing activities
   Net repayments under line of credit  agreements
     to finance development projects and acquisitions ...........    (22,559)    (2,580)
   Net borrowings (repayments) of working capital
     under line of credit agreements ............................       (423)       545
   Borrowings on long-term obligations ..........................     27,000      4,000
   Repayments of long-term obligations ..........................       (662)      (954)
   Deferred financing costs .....................................       (715)       (55)
   Issuance of stock ............................................         25        135
                                                                    --------    -------
Net cash provided by financing activities .......................      2,666      1,091
                                                                    --------    -------
Net decrease in cash and cash equivalents .......................     (4,672)      (876)
Cash and cash equivalents at beginning of period ................      6,394      5,761
                                                                    --------    -------
Cash and cash equivalents at end of period ......................   $  1,722    $ 4,885
                                                                    ========    =======



See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Arbor Health Care Company and subsidiaries (the "Company") at December 31, 1996 has been derived from the audited consolidated financial statements at that date. The consolidated balance sheet of the Company as of March 31, 1997, and the consolidated statements of income and cash flows for the periods ended March 31, 1997 and 1996, have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations and cash flows for the period ended March 31, 1997 are not necessarily indicative of the operating results or cash flows for the full year.

2.       NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

3.       ACQUISITIONS

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

Effective June 30, 1996, the Company acquired all of the outstanding stock of Poly-Stat Supply Corporation and Poly-Stat Computer Applications, Inc. The Poly-Stat businesses provide medical supplies and Medicare billing services to nursing homes. The purchase price of approximately $1.2 million for the Poly-Stat businesses included $1.0 million in cash and $0.2 million in promissory notes. In addition, the Company must make a $1.0 million contingent payment if certain earnings targets are attained through December 31, 2000.

These acquisitions have been treated as purchases for accounting and financial reporting purposes. Results of operations of companies purchased are included from the dates of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


OVERVIEW

         The Company was formed in 1985 and first offered its Common Stock to public investors in August, 1993. As more fully described in the Annual Report on Form 10-K for the year ended December 31, 1996, the Company provides subacute and basic health care services to patients at its licensed nursing centers ("Centers"), operates three institutional pharmacies and provides rehabilitative services at two Comprehensive Outpatient Rehabilitation Facilities ("CORFs"). The Company's growth strategy includes the development of new Centers with subacute units, identification and admission of appropriate high acuity patients, and the pursuit of strategic acquisition opportunities in selected markets. During 1996, the Company opened a 36-bed addition to an existing Center in the first quarter, a 79-bed Center in April, a 116-bed Center in August and a 120-bed Center in late December. The Company acquired two businesses that provide medical supplies and Medicare billing services and purchased a 100-bed Center previously operated under a lease agreement effective June, 1996 and September, 1996, respectively. Effective January 1, 1997, the Company acquired two CORFs that provide general, job-related injury and geriatric rehabilitation to the northeastern Pennsylvania market. As of March 31, 1997, the Company operated 3,580 beds in its 30 Centers located in five states. The Company's institutional pharmacies, located in Ohio and Florida, service 196 non-affiliated facilities and 29 of the Company's Centers. Prior to the acquisition, the Company's two CORFs serviced over 1,300 patients with over 12,000 patient visits during 1996. Refer to Note 3 of the Interim Consolidated Financial Statements.

         Ongoing efforts by third party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing affect the Company's revenues and profitability. During 1996, the Company introduced a plan to improve operating margins, reduce operating costs and increase referrals from managed care organizations.

RESULTS OF OPERATIONS

         The following tables set forth elements of net revenue for the periods presented:

                                                                                Three Months Ended
                                                                                     March 31
                                                                  ----------------------------------------------
                                                                       1996                            1997
                                                                  --------------                   -------------
Services Provided as Percentage of
   Total Net Revenue:
         Subacute Care (1)                                                  52.2%                           52.3%
         Basic Care                                                         38.9                            35.7
         Pharmacy and Other (2)                                              8.9                            12.0
                                                                  --------------                   -------------
                  Total                                                    100.0%                          100.0%
                                                                  ==============                   =============
Payor Type as Percentage of
  Total Net Revenue:
         Private (3)                                                        32.7%                           36.2%
         Medicare                                                           36.9                            33.4
         Medicaid                                                           30.4                            30.4
                                                                  --------------                   -------------
                  Total                                                    100.0%                          100.0%
                                                                  ==============                   =============
Payor Type as Percentage of
 Subacute Care Net Revenue:
         Private (3)                                                        23.9%                           28.7%
         Medicare                                                           66.7                            59.7
         Medicaid                                                            9.4                            11.6
                                                                  --------------                   -------------
                  Total                                                    100.0%                          100.0%
                                                                  ==============                   =============

                                                                                Three Months Ended
                                                                                     March 31
                                                                  ----------------------------------------------
                                                                       1996                             1997
                                                                  --------------                   -------------
Payor Type as Percentage of
 Basic Care Net Revenue:
         Private (3)                                                        43.0%                           42.1%
         Medicaid                                                           57.0                            57.9
                                                                  --------------                   -------------
                  Total                                                    100.0%                          100.0%
                                                                  ==============                   =============
Payor Type as Percentage of
 Pharmacy and Other Net Revenue:
         Private (3)                                                        39.8%                           50.9%
         Medicare                                                           22.9                            18.2
         Medicaid                                                           37.3                            30.9
                                                                  --------------                   -------------
                  Total                                                    100.0%                          100.0%
                                                                  ==============                   =============

         The following tables set forth certain operating data for the periods presented:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                  ----------------------------------------------
                                                                       1996                            1997
                                                                  --------------                   -------------
Number of Licensed Beds (end of quarter):
         Subacute Care                                                       964                           1,234
         Basic Care                                                        2,299                           2,346
                                                                  --------------                   -------------
                  Total                                                    3,263                           3,580
                                                                  ==============                   =============
Average Number of Licensed Beds:
         Subacute Care                                                       990                           1,230
         Basic Care                                                        2,267                           2,350
                                                                  --------------                   -------------
                  Total                                                    3,257                           3,580
                                                                  ==============                   =============
Average Occupancy (4):
         Subacute Care                                                      82.0%                           81.3%
         Basic Care                                                         92.6                            94.5
         Total Occupancy                                                    89.4                            90.0

Subacute Census Mix Percentage:
         Private (3)                                                        20.2%                           27.7%
         Medicare                                                           69.6                            60.0
         Medicaid                                                           10.2                            12.3
                                                                  --------------                   -------------
                  Total                                                    100.0%                          100.0%
                                                                  ==============                   =============

------------------------------------


(1) Subacute care revenue includes all room and board, nursing, therapies and medical supplies provided to patients in the Company's subacute units and pharmacy charges for all Arbor patients.
(2) Pharmacy and other revenues includes institutional pharmacy sales made to non-related facilities and their residents and outpatient rehabilitation clinic revenue.
(3) Private includes reimbursement and patient days applicable to individuals, HMOs, PPOs, indemnity insurers and other charge-based sources.
(4)      Represents total billed patient days divided by total available days.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Total net revenues increased $7.0 million, or 13.4%. Internal growth generated 81.2% of the increase and the balance came from the 1996 and 1997 acquisitions. Total occupancy increased to 90.0% in the current period from 89.4% in the comparable period of the prior year due to improved occupancy in both Mature Centers (Centers in operation for 24 months or more as of the period reported upon) and Start-Up Centers (developed Centers which have been in operation for less than 24 months as of the period reported upon). Revenues from Start-Up Centers provided 98.1% of the internal growth. Subacute care revenues increased $3.7 million, or 13.6%, due to more beds ($5.9 million), partially offset by lower average rates ($2.2 million). The decrease in subacute rates was principally due to two factors: 1) Managed care and indemnity insurance patients now account for 22.5% of all subacute patients compared to 15.9% for the three months ended March 31, 1996. Additionally, managed care patients now makeup a significantly higher portion of this payor group. Managed care patients have lower per diem rates than traditional indemnity insurance patients; therefore, the average managed care and insurance rates for subacute services have decreased. 2) In anticipation of Medicare prospective payment the Company has implemented certain measures designed to reduce costs. Lowering operating costs in Mature Centers, as discussed below, reduced Medicare rates from the comparable period in 1996, as Medicare revenues are based upon Center specific costs. Basic care revenues increased $.8 million, or 4.1%, due to more beds and improved occupancy, 94.5% in the current period compared to 92.6% for the quarter ended March 31, 1996. Pharmacy and other specialty service revenues increased $2.5 million, or 52.8%, due to the 1996 and 1997 acquisitions ($1.3 million) and new pharmacy contracts and increased sales volume ($1.2 million).

         Operating expenses increased $4.9 million, or 11.7%. The increase was due to the operations of five Start-Up Centers, as compared to two in the quarter ended March 31, 1996, and the 1996 and 1997 acquisitions. Operating costs in Mature Centers decreased 4.7% from the comparable period in 1996 as a result of the Company's ongoing efforts to reduce costs, standardize staffing models and convert therapy programs from contract providers to in-house programs. Compensation expenses for Center staff of $21.2 million, which are included in operating expenses, increased by $1.5 million, or 7.6%. Start-Up Centers accounted for $1.7 million of the increased compensation expenses. As a result of the continued implementation of standardized staffing models in the Mature Centers, compensation expenses decreased by $.2 million. The cost of providing therapies, pharmaceuticals and medical supplies increased operating expenses by $2.4 million primarily due to Start-Up Centers and the 1996 and 1997 acquisitions. All other costs increased $1.0 million, primarily attributable to Start-Up Centers. As a percent of revenue, operating costs decreased to 78.2% in the current period from 79.4% in the comparable period in the prior year, primarily due to the ongoing implementation of the Company's plan to control and reduce costs in all Centers as discussed above.

         General corporate expenses increased $.5 million, or 18.8%. The increase is due to additional administrative costs incurred to support the growth of the Company's operations.

         Ownership costs increased $.8 million, or 17.1%. The increase in ownership costs was attributable to the Start-Up Centers and the 1997 acquisitions.

         Net income increased by $.5 million, or 24.9%, primarily as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth during the last two years has been financed with cash from operating and financing activities. Cash from operating activities primarily has been provided by net income from operations. Non-cash expense items, included in net income, and increases in other current liabilities have offset increased accounts receivable associated with Start-Up Centers and acquisitions. Additionally, in the comparable period in 1996, repayments of accounts payable also accounted for the use of operating cash. Net borrowings on long-term obligations have been the source of cash during the quarters ended March 31, 1997 and 1996. Expenditures for investing activities primarily have been for the development of new Centers and renovations to existing Centers. Additionally in 1997, expenditures were made for the acquisition of two CORFs.

         At March 31, 1997, the Company had working capital of $15.9 million compared to $14.4 million at December 31, 1996. An increase in accounts receivable accounted for the majority of the working capital increase. Accounts receivable net of allowances were $48.5 million at March 31, 1997 compared to $44.0 million at December 31, 1996. The number of days of net revenues for the quarter in net receivables increased to 73 days at March 31, 1997 compared to 70 days at December 31, 1996 due in part to Start-Up Centers and the 1997 acquisitions.

         The Company has revolving credit facilities ("Credit Facilities") with three banks that are renewable annually. These Credit Facilities provide working capital, letters of credit, and acquisition and development financing of $6.0 million, $4.4 million and $43.3 million, respectively. As of March 31, 1997, $3.1 million of working capital had been borrowed, $2.7 million of letters of credit were outstanding, and $34.7 million of acquisition and development lines had been committed. The annual rates charged by the banks vary. Interest rates on the working capital lines range from London Interbank Offered Rates ("LIBOR") plus 1.5% to prime and on the acquisition/development facilities from LIBOR plus 1.75% to LIBOR plus 2.00%. Annual fees of 1.0% to 1.5% are charged by the banks issuing letters of credit under these facilities.

         Long term obligations, including current maturities, which provide funds for financing centers and acquisitions, totaled approximately $100.3 million at March 31, 1997. These obligations are for varying amounts and for terms that expire at varying times over the next 20 years. Interest rates on outstanding obligations ranged from 3.49% to 10.75% at March 31, 1997. The Company has been successful in obtaining permanent financing but uses its Credit Facilities as interim sources of financing when appropriate.

         The Company has various ongoing needs for capital, including (i) working capital for operations; (ii) capital expenditures for its Centers or other facilities; and (iii) capital expenditures for the development of new Centers and potential acquisitions. During the remainder of 1997, the Company expects to utilize approximately $17.9 million for the development of four Centers in Florida and an addition to an existing Center; $2.4 million for Center renovations; and $6.8 million for other routine capital expenditures. The Company expects to open two or three Centers per year during 1997 and 1998 at a cost of $6.0 to $7.5 million per 120-bed Center. Management believes when all sources of capital are considered, including cash to be generated by operating activities, Credit Facilities likely to be available, and other financing activities to be undertaken, that sufficient capital resources will be available to carry out anticipated undertakings during the next 12 to 24 months.

FORWARD-LOOKING STATEMENTS

         Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (i) the Company's strategies regarding growth, including its intention to develop additional Centers and to make acquisitions of Centers, pharmacies and other related businesses; (ii) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (iii) the Company's ability to respond to changes in regulations; and (iv) the Company's ability to earn additional revenues from managed care organizations and other payors and its implementation of a business strategy in furtherance of achieving such additional revenues. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur.

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

         Recent federal budget discussions have targeted the Medicare program for reductions in spending growth of approximately $10.7 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment for skilled and subacute services program. Currently, the Company derives approximately 33% of its revenues from Medicare. Additionally, the Congressional Budget Office has revised economic projections which include Medicaid cuts of $17 billion, much of which is believed to be cuts in payments to disproportionate-share hospitals. Currently, the Company derives approximately 30% of its revenues from Medicaid. Until the ultimate form of any new legislation is known, the Company will not be able to determine the exact nature of the financial impact these proposals may have. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or be sufficient to cover the costs allocable to serving its Medicare and Medicaid patients. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in health care and related industries, including the Company, and may similarly affect the price of the Company's securities in the future. See "Item 1. Business-Sources of Revenue" and "-Government Regulation-Government Reimbursement Programs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                  None

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)      Exhibits


EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
3.1               Restated Certificate of Incorporation of the Company
                  (incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-3 (File No. 33-93470) filed
                  June 14, 1995 under the Securities Act of 1933).
3.2               Restated bylaws of the Company (incorporated by reference to
                  Exhibit 3.2 of the Company's Registration Statement on Form
                  S-3 (File No. 33-93470) filed June 14, 1995 under the
                  Securities Act of 1933).
4.1               Third Amendment to Amended and Restated Loan Agreement dated
                  March 28, 1997 between the Company and Bank One, Lima, NA.
4.2               Revolving Credit Note dated March 28, 1997 between the Company and Bank One, Lima, NA.
4.3               Time Note dated March 10, 1997 between the Company and Capital
                  Bank, NA.
4.4               Term Loan Agreement dated January 15, 1997 between the Company and Capital Bank, NA.
4.5               Open End Mortgage dated January 15, 1997 between the Company and Capital Bank, NA.
4.6               Second Amendment to Amended and Restated Loan Agreement dated
                  December 30, 1996 between the Company and Bank One, Lima, NA
                  (incorporated by reference to Exhibit 4.1 of the Company's
                  10-K for the year ended December 31, 1996).
4.7               Loan Agreement dated August 9, 1996 between the Company and
                  The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1996).
4.8               Second Amended and Restated Revolving Credit and Term Loan
                  Agreement dated June 28, 1996 between the Company and KeyBank
                  National Association, fka Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the
                  quarter ended June 30, 1996).
4.9               Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth Third Bank (incorporated by
                  reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1996).
4.10              Promissory Note dated February 15, 1996 between the Company and Capital One Funding Corporation (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended
                  March 31, 1996).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
4.11              Reimbursement Agreement dated February 12, 1996 between the
                  Company and Bank One, Kentucky, N.A. (incorporated by
                  reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended March 31, 1996).
4.12              Open-End Mortgage and Security Agreement dated February 12,
                  1996 between the Company and Bank One, Kentucky, N.A.
                  (incorporated by reference to Exhibit 4.3 of the Company's
                  10-Q for the quarter ended March 31, 1996).
4.13              Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the
                  quarter ended March 31, 1996).
4.14              Assignments of Leases and Rents (6) dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the
                  quarter ended March 31, 1996).
4.15              Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to
                  Exhibit 4.6 of the Company's 10-Q for the quarter ended March
                  31, 1996).
4.16              Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by
                  reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended March 31, 1996).
4.17              Working Capital Line of Credit extension letter dated March
                  31, 1996 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.8 of the Company's
                  10-Q for the quarter ended March 31, 1996).
4.18              Letter of Credit extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by
                  reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended March 31, 1996).
4.19              Acquisition and Development Revolving Credit Facility
                  extension letter dated March 31, 1996 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.10 of the Company's 10- Q for the quarter ended March 31,
                  1996).
4.20              Second Amendment to Amended and Restated Revolving Credit and
                  Term Loan Agreement dated February 9, 1996 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.11 of the Company's 10-Q for the quarter ended March
                  31, 1996).
4.21              Amendment to Amended and Restated Loan Agreement dated
                  February 1, 1996 between the Company and Bank One, Lima, N.A.
                  (incorporated by reference to Exhibit 4.12 of the Company's
                  10-Q for the quarter ended March 31, 1996).
4.22              Acquisition and Development Revolving Credit Facility
                  extension letter dated March 31, 1996 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.1 of the Company's 10-K for the year ended December 31,
                  1995).
4.23              Working Capital Line of Credit extension letter dated December
                  21, 1995 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  10-K for the year ended December 31, 1995).
4.24              Letter of Credit extension letter dated December 21, 1995
                  between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-K for the year ended December 31, 1995).
4.25              Second Amended and Restated Demand Promissory Note dated
                  December 28, 1995 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.4 of the
                  Company's 10-K for the year ended December 31, 1995).
4.26              Amended and Restated Revolving Credit and Term Loan Agreement
                  dated June 1, 1995 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.5 of the
                  Company's 10-K for the year ended December 31, 1995).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
4.27              Amendment to Loan Agreement dated September 14, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended
                  September 30, 1995).
4.28              Acquisition and Development Revolving Credit Facility
                  extension letter dated August 31, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.2 of the Company's 10-Q for the quarter ended September 30,
                  1995).
4.29              Working Capital Line of Credit extension letter dated August
                  31, 1995 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.3 of the Company's
                  10-Q for the quarter ended September 30, 1995).
4.30              Letter of Credit extension letter dated August 31, 1995
                  between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1995).
4.31              Loan Agreement dated August 1, 1995 between the Company and
                  The Provident Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30,
                  1995).
4.32              Amended and Restated Loan Agreement dated August 1, 1995
                  between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended September 30, 1995).
4.33              Amendment to Amended and Restated Revolving Credit and Term
                  Loan Agreement dated June 30, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.1 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.34              Amendment to Loan Agreement dated June 30, 1995 between the
                  Company and The Provident Bank (incorporated by reference to
                  Exhibit 4.2 of the Company's 10-Q for the quarter ended June
                  30, 1995).
4.35              Amendment to Loan Agreement dated June 29, 1995 between the
                  Company and Bank One (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.36              Amendment to Loan Agreement dated June 30, 1995 between the
                  Company and The Fifth Third Bank (incorporated by reference to
                  Exhibit 4.4 of the Company's 10-Q for the quarter ended June
                  30, 1995).
4.37              Acquisition and Development Revolving Credit Facility
                  extension letter dated June 1, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.5 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.38              Working Capital Line of Credit extension letter dated June 1,
                  1995 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.6 of the Company's
                  10-Q for the quarter ended June 30, 1995).
4.39              Letter of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by
                  reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1995).
4.40              Loan Agreement amendment dated May 31, 1995 between the
                  Company and Bank One (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1995).
4.41              Loan Agreement extension letter dated May 29, 1995 between the
                  Company and The Provident Bank (incorporated by reference to
                  Exhibit 4.9 of the Company's 10-Q for the quarter ended June
                  30, 1995).
4.42              Loan Agreement extension letter dated March 22, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended
                  March 31, 1995).
4.43              Line of Credit for Letters of Credit Agreement dated November
                  10, 1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.1 of the Company's
                  10-K for the year ended December 31, 1994).
4.44              Loan Agreement extension letter dated September 16, 1994
                  between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1994).
4.45              Acquisition and Development Revolving Credit Facility
                  extension letter dated August 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.2 of the Company's 10- Q for the quarter ended September 30,
                  1994).
4.46              Working Capital Line of Credit extension letter dated August
                  31, 1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.3 of the Company's
                  10-Q for the quarter ended September 30, 1994).
4.47              Letter of Credit extension letter dated August 31, 1994
                  between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1994).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
4.48              Loan Agreement amendment dated September 15, 1994 between the
                  Company and Bank One (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30,
                  1994).
4.49              Revolving Credit and Term Loan Agreement dated April 11, 1994 between the Company and The Fifth Third Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1994).
4.50              Loan Agreement extension letter dated May 25, 1994 between the
                  Company and The Provident Bank (incorporated by reference to
                  Exhibit 4.2 of the Company's 10-Q for the quarter ended June
                  30, 1994).
4.51              Acquisition and Development Revolving Credit Facility
                  extension letter dated May 18, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.3 of the Company's 10- Q for the quarter ended June 30,
                  1994).
4.52              Acquisition and Development Revolving Credit Facility
                  extension letter dated July 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.4 of the Company's 10- Q for the quarter ended June 30,
                  1994).
4.53              Working Capital Line of Credit extension letter dated May 16,
                  1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.5 of the Company's
                  10-Q for the quarter ended June 30, 1994).
4.54              Working Capital Line of Credit extension letter dated July 31,
                  1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.6 of the Company's
                  10-Q for the quarter ended June 30, 1994).
4.55              Letter of Credit extension dated May 18, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended
                  June 30, 1994).
4.56              Letter of Credit extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by
                  reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1994).
4.57              Loan Agreement dated December 21, 1993 between the Company and
                  Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.58              Revolving Credit and Term Loan Agreement dated August 11, 1993 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1993).
4.59              Revolving Credit and Term Loan Agreement dated September 30,
                  1993 between the Company and Society Bank & Trust
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  10-Q for the quarter ended September 30, 1993).
4.60              Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.3 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.61              Line of Credit Agreement dated June 22, 1993 between the
                  Company and Society Bank & Trust (incorporated by reference to
                  Exhibit 4.4 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
4.62              Loan Agreement between the Company and The Provident Bank
                  dated September 9, 1992 (incorporated by reference to Exhibit
                  4.5 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
4.63              Loan Agreement between the Company and Bank One, Lima, NA
                  dated December 7, 1992 (incorporated by reference to Exhibit
                  4.6 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1933 under the Securities Act of
                  1933).
4.64              Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the Company June 7, 1993 (incorporated by
                  reference to Exhibit 4.7 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.65              Mortgage and Security Agreement between the Company and
                  Southtrust Bank of Alabama, National Association, dated
                  September 29, 1992 (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
4.66              Commitment Letter dated as of May 30, 1993, from Society Bank
                  & Trust for revolving credit facility, accepted by the Company
                  June 22, 1993 (incorporated by reference to Exhibit 4.9 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed July 9, 1993 under the Securities Act of
                  1933).

                                       14

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
4.67              Commitment Letter dated as of July 1, 1993, from The Provident
                  Bank, informing the Company of reaffirmation of line of credit
                  (incorporated by reference to Exhibit 4.10 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed
                  July 9, 1993 under the Securities Act of 1933). (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the
                  Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1              Share Purchase Agreement dated December 16, 1996 between the
                  Company and Diane S. Bartoli, sole shareholder of Adult
                  Services Unlimited, Inc. and Health Poconos, Inc.
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  10-K for the year ended December 31, 1996).
10.2+             Key Executive Termination Payment Plan dated June 1, 1996
                  (incorporated by reference to Exhibit 10.2 of the Company's
                  10-K for the year ended December 31, 1996)
10.3+             Description of 1996 Bonus Plans for Named Executive Officers
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  10-K for the year ended December 31, 1996).
10.4              Purchase and Sale Agreement dated September 19, 1996 between the Company and Cumberland Healthcare, L.P. I-C. (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended September 30, 1996).
10.5              Share Purchase Agreement dated June 30, 1996 between the
                  Company and Robert Q. Baker, sole shareholder of Poly-Stat
                  Supply Corporation(incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1996).
10.6              Share Purchase Agreement dated June 30, 1996 between the
                  Company and Robert Q. Baker and Richard E. Moon, shareholders of Poly-Stat Computer Applications, Inc (incorporated by
                  reference to Exhibit 10.2 of the Company's 10-Q for the
                  quarter ended June 30, 1996).
10.7              Second Amendment to Lease Agreement dated March 18, 1996
                  between the Company and V & V Properties (incorporated by
                  reference to Exhibit 10.1 of the Company's 10-Q for the
                  quarter ended March 31, 1996).
10.8+             Arbor Health Care Company 1996 Stock Option Plan for
                  Non-Employee Directors (incorporated by reference to the
                  Company's Proxy Statement dated April 8, 1996).
10.9+             Description of 1995 Bonus Plans for Named Executive Officers
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  10-K for the year ended December 31, 1995).
10.10             Asset Purchase Agreement dated April 28, 1995 between the
                  Company and Fairlawn Associates Limited Partnership
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  10-Q for the quarter ended June 30, 1995).
10.11             Amendment to Asset Purchase Agreement dated June 1, 1995
                  between the Company and Fairlawn Associates Limited
                  Partnership (incorporated by reference to Exhibit 10.2 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
10.12             Agreement of Merger dated June 30, 1995 between the Company,
                  Green Tree Pharmacy, Inc., Allan K. Vrable and The Druggist,
                  Inc. (incorporated by reference to Exhibit 10.3 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
10.13             Addendum to Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan K. Vrable and
                  The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).
10.14             Share Purchase Agreement dated June 30, 1995 between the
                  Company and Allan K. Vrable, sole shareholder of Alternacare
                  Plus Enterprises, Inc. (incorporated by reference to Exhibit
                  10.5 of the Company's 10-Q for the quarter ended June 30,
                  1995).
10.15+            Employment Agreement dated June 30, 1995 between the Company and Allan K. Vrable (incorporated by reference to Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).
10.16+            Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's Proxy Statement dated April 24,
                  1995)
10.17             Share Purchase Agreement dated June 30, 1994 between the
                  Company and the Stockholders of Bay Geriatric Pharmacy, Inc.
                  and Home Care Pharmacy, Inc. of Florida (incorporated by
                  reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1994).
10.18             Lease Agreement between Highland Oaks Associates, LTD., and
                  Bay Geriatric Pharmacy, dated May 23, 1991 (incorporated by reference to Exhibit 10.2 of the Company's 10-K for the year ended December 31, 1994).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
10.19             Lease Agreement between FGHP Properties, Limited Partnership and Home Care Pharmacy, Inc. of Florida, dated March 24, 1993
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  10-K for the year ended December 31, 1994).
10.20             First Amendment to lease between the Company and Semi Cane
                  Investments, Inc., as Successor in Interest to Great Western
                  Bank dated June 17, 1994 (incorporated by reference to Exhibit
                  10.4 of the Company's 10-K for the year ended December 31,
                  1994).
10.21             First Amendment to Lease Agreement dated March 11, 1994
                  between the Company and V & V Properties (incorporated by
                  reference to Exhibit 10.5 of the Company's 10-K for the year ended December 31, 1994).
10.22             Management Agreement between the Company and Fairlawn Nursing
                  Home and Assisted Living, Inc. dated June 9, 1986, and
                  amendments thereto dated June 13, 1986, October 1, 1990, and
                  January 1, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.23             Lease Agreement between the Company and V & V Properties,
                  dated June 2, 1988 (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.24             Operating Lease between the Company and Health Care Property
                  Investors, Inc., dated January 31, 1986, as amended September
                  11, 1991 (incorporated by reference to Exhibit 10.3 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.25             Business Property Lease between the Company and Office World,
                  Inc. dated July 1, 1992 (incorporated by reference to Exhibit
                  10.4 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.26             Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.27             Operating Lease between the Company and Health Care Property
                  Investors, Inc., dated January 31, 1986, as amended September
                  11, 1991 (incorporated by reference to Exhibit 10.6 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.28             Office Lease between the Company and NFI MetroCenter II
                  Associates dated November 15, 1992 (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on
                  Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.29             Lease Agreement between the Company and Marie Antoinette
                  Partners, dated April 2, 1986 (incorporated by reference to
                  Exhibit 10.8 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.30             Facility Lease by and between the Company and Cumberland
                  Healthcare, L.P., I-C, dated February 1, 1989, as amended
                  November 15, 1991 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.31             Lease and Security Agreement between BIP SUB I, INC. and
                  Arbors East, Inc. dated April 1, 1991 (incorporated by
                  reference to Exhibit 10.10 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.32             Operating Lease between the Company and Health Care Properties
                  Investors, Inc. dated December 30, 1986 and Addendum dated
                  March 23, 1987 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.33+            First Amended and Restated Incentive Stock Option Plan dated
                  November 26, 1991 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.34             Management Agreement dated September 28, 1989 between the
                  Company and The Druggist, Inc., as amended June 30, 1991
                  (incorporated by reference to Exhibit 10.14 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed
                  June 25, 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
10.35             Assignment and Assumption of Management Agreement dated
                  January 4, 1989 among the Company, Fairlawn Nursing Home and
                  Assisted Living, Inc., and Fairlawn Associates Limited
                  Partnership, relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration Statement on
                  Form S-1 filed on June 25, 1993 (File No. 33-65080) and
                  incorporated by reference herein (incorporated by reference to
                  Exhibit 10.16 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed July 9, 1993 under the
                  Securities Act of 1933).
10.36+            Certificate of Amendment dated July 7, 1993, to First Amended and Restated Incentive Stock Option Plan previously filed as
                  Exhibit 10.12 of the Company's Registration Statement on Form
                  S-1 (File No. 33- 65080) and incorporated by reference herein
                  (incorporated by reference to Exhibit 10.17 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed
                  July 9, 1993 under the Securities Act of 1933).
10.37             Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of West Virginia dated June 24,
                  1993 (incorporated by reference to Exhibit 10.18 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed July 29, 1993 under the Securities Act of
                  1933).
10.38+            Form of Indemnification Agreement between the Company and its
                  Directors and Executive Officers (incorporated by reference to
                  Exhibit 10.19 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed July 29, 1993 under the
                  Securities Act of 1933).
11.1              Statement Re Computation of Net Income Per Share.
27.1              Financial Data Schedule.

+Executive management contract or compensatory plan or arrangement.

                  (b)      Reports on Form 8-K

                           Report on Form 8-K dated January 6, 1997 announcing the acquisitions of two Comprehensive Outpatient Rehabilitation Facilities, Adult Services Unlimited, Inc. and Health Poconos, Inc.









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ARBOR HEALTH CARE COMPANY
                                  (Registrant)




Date     5/14/97                  By:  /s/ DENNIS R. SMITH
      -----------------                ---------------------
                                       Dennis R. Smith, Senior Vice President -
                                       Finance and Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
3.1*              Restated Certificate of Incorporation of the Company
                  (incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-3 (File No. 33-93470) filed
                  June 14, 1995 under the Securities Act of 1933).
3.2*              Restated bylaws of the Company (incorporated by reference to
                  Exhibit 3.2 of the Company's Registration Statement on Form
                  S-3 (File No. 33-93470) filed June 14, 1995 under the
                  Securities Act of 1933).
4.1               Third Amendment to Amended and Restated Loan Agreement dated
                  March 28, 1997 between the Company and Bank One, Lima, NA.
4.2               Revolving Credit Note dated March 28, 1997 between the Company and Bank One, Lima, NA.
4.3               Time Note dated March 10, 1997 between the Company and Capital
                  Bank, NA.
4.4               Term Loan Agreement dated January 15, 1997 between the Company and Capital Bank, NA.
4.5               Open End Mortgage dated January 15, 1997 between the Company and Capital Bank, NA.
4.6*              Second Amendment to Amended and Restated Loan Agreement dated
                  December 30, 1996 between the Company and Bank One, Lima, NA
                  (incorporated by reference to Exhibit 4.1 of the Company's
                  10-K for the year ended December 31, 1996).
4.7*              Loan Agreement dated August 9, 1996 between the Company and
                  The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1996).
4.8*              Second Amended and Restated Revolving Credit and Term Loan
                  Agreement dated June 28, 1996 between the Company and KeyBank
                  National Association, fka Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the
                  quarter ended June 30, 1996).
4.9*              Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth Third Bank (incorporated by
                  reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1996).
4.10*             Promissory Note dated February 15, 1996 between the Company and Capital One Funding Corporation (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended
                  March 31, 1996).
4.11*             Reimbursement Agreement dated February 12, 1996 between the
                  Company and Bank One, Kentucky, N.A. (incorporated by
                  reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended March 31, 1996).
4.12*             Open-End Mortgage and Security Agreement dated February 12,
                  1996 between the Company and Bank One, Kentucky, N.A.
                  (incorporated by reference to Exhibit 4.3 of the Company's
                  10-Q for the quarter ended March 31, 1996).
4.13*             Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the
                  quarter ended March 31, 1996).
4.14*             Assignments of Leases and Rents (6) dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the
                  quarter ended March 31, 1996).
4.15*             Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to
                  Exhibit 4.6 of the Company's 10-Q for the quarter ended March
                  31, 1996).
4.16*             Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by
                  reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended March 31, 1996).
4.17*             Working Capital Line of Credit extension letter dated March
                  31, 1996 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.8 of the Company's
                  10-Q for the quarter ended March 31, 1996).
4.18*             Letter of Credit extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by
                  reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended March 31, 1996).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
4.19*             Acquisition and Development Revolving Credit Facility
                  extension letter dated March 31, 1996 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.10 of the Company's 10-Q for the quarter ended March 31,
                  1996).
4.20*             Second Amendment to Amended and Restated Revolving Credit and
                  Term Loan Agreement dated February 9, 1996 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.11 of the Company's 10-Q for the quarter ended March
                  31, 1996).
4.21*             Amendment to Amended and Restated Loan Agreement dated
                  February 1, 1996 between the Company and Bank One, Lima, N.A.
                  (incorporated by reference to Exhibit 4.12 of the Company's
                  10-Q for the quarter ended March 31, 1996).
4.22*             Acquisition and Development Revolving Credit Facility
                  extension letter dated March 31, 1996 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.1 of the Company's 10- K for the year ended December 31,
                  1995).
4.23*             Working Capital Line of Credit extension letter dated December
                  21, 1995 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  10-K for the year ended December 31, 1995).
4.24*             Letter of Credit extension letter dated December 21, 1995
                  between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-K for the year ended December 31, 1995).
4.25*             Second Amended and Restated Demand Promissory Note dated
                  December 28, 1995 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.4 of the
                  Company's 10-K for the year ended December 31, 1995).
4.26*             Amended and Restated Revolving Credit and Term Loan Agreement
                  dated June 1, 1995 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.5 of the
                  Company's 10-K for the year ended December 31, 1995).
4.27*             Amendment to Loan Agreement dated September 14, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended
                  September 30, 1995).
4.28*             Acquisition and Development Revolving Credit Facility
                  extension letter dated August 31, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.2 of the Company's 10- Q for the quarter ended September 30,
                  1995).
4.29*             Working Capital Line of Credit extension letter dated August
                  31, 1995 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.3 of the Company's
                  10-Q for the quarter ended September 30, 1995).
4.30*             Letter of Credit extension letter dated August 31, 1995
                  between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1995).
4.31*             Loan Agreement dated August 1, 1995 between the Company and
                  The Provident Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30,
                  1995).
4.32*             Amended and Restated Loan Agreement dated August 1, 1995
                  between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended September 30, 1995).
4.33*             Amendment to Amended and Restated Revolving Credit and Term
                  Loan Agreement dated June 30, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.1 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.34*             Amendment to Loan Agreement dated June 30, 1995 between the
                  Company and The Provident Bank (incorporated by reference to
                  Exhibit 4.2 of the Company's 10-Q for the quarter ended June
                  30, 1995).
4.35*             Amendment to Loan Agreement dated June 29, 1995 between the
                  Company and Bank One (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.36*             Amendment to Loan Agreement dated June 30, 1995 between the
                  Company and The Fifth Third Bank (incorporated by reference to
                  Exhibit 4.4 of the Company's 10-Q for the quarter ended June
                  30, 1995).
4.37*             Acquisition and Development Revolving Credit Facility
                  extension letter dated June 1, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.5 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.38*             Working Capital Line of Credit extension letter dated June 1,
                  1995 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.6 of the Company's
                  10-Q for the quarter ended June 30, 1995).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
4.39*             Letter of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by
                  reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1995).
4.40*             Loan Agreement amendment dated May 31, 1995 between the
                  Company and Bank One (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1995).
4.41*             Loan Agreement extension letter dated May 29, 1995 between the
                  Company and The Provident Bank (incorporated by reference to
                  Exhibit 4.9 of the Company's 10-Q for the quarter ended June
                  30, 1995).
4.42*             Loan Agreement extension letter dated March 22, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended
                  March 31, 1995).
4.43*             Line of Credit for Letters of Credit Agreement dated November
                  10, 1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.1 of the Company's
                  10-K for the year ended December 31, 1994).
4.44*             Loan Agreement extension letter dated September 16, 1994
                  between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1994).
4.45*             Acquisition and Development Revolving Credit Facility
                  extension letter dated August 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.2 of the Company's 10-Q for the quarter ended September 30,
                  1994).
4.46*             Working Capital Line of Credit extension letter dated August
                  31, 1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.3 of the Company's
                  10-Q for the quarter ended September 30, 1994).
4.47*             Letter of Credit extension letter dated August 31, 1994
                  between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1994).
4.48*             Loan Agreement amendment dated September 15, 1994 between the
                  Company and Bank One (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30,
                  1994).
4.49*             Revolving Credit and Term Loan Agreement dated April 11, 1994 between the Company and The Fifth Third Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1994).
4.50*             Loan Agreement extension letter dated May 25, 1994 between the
                  Company and The Provident Bank (incorporated by reference to
                  Exhibit 4.2 of the Company's 10-Q for the quarter ended June
                  30, 1994).
4.51*             Acquisition and Development Revolving Credit Facility
                  extension letter dated May 18, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.3 of the Company's 10-Q for the quarter ended June 30,
                  1994).
4.52*             Acquisition and Development Revolving Credit Facility
                  extension letter dated July 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit
                  4.4 of the Company's 10-Q for the quarter ended June 30,
                  1994).
4.53*             Working Capital Line of Credit extension letter dated May 16,
                  1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.5 of the Company's
                  10-Q for the quarter ended June 30, 1994).
4.54*             Working Capital Line of Credit extension letter dated July 31,
                  1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.6 of the Company's
                  10-Q for the quarter ended June 30, 1994).
4.55*             Letter of Credit extension dated May 18, 1994 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended
                  June 30, 1994).
4.56*             Letter of Credit extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by
                  reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1994).
4.57*             Loan Agreement dated December 21, 1993 between the Company and
                  Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.58*             Revolving Credit and Term Loan Agreement dated August 11, 1993 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1993).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
4.59*             Revolving Credit and Term Loan Agreement dated September 30,
                  1993 between the Company and Society Bank & Trust
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  10-Q for the quarter ended September 30, 1993).
4.60*             Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.3 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.61*             Line of Credit Agreement dated June 22, 1993 between the
                  Company and Society Bank & Trust (incorporated by reference to
                  Exhibit 4.4 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
4.62*             Loan Agreement between the Company and The Provident Bank
                  dated September 9, 1992 (incorporated by reference to Exhibit
                  4.5 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
4.63*             Loan Agreement between the Company and Bank One, Lima, NA
                  dated December 7, 1992 (incorporated by reference to Exhibit
                  4.6 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1933 under the Securities Act of
                  1933).
4.64*             Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the Company June 7, 1993 (incorporated by
                  reference to Exhibit 4.7 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.65*             Mortgage and Security Agreement between the Company and
                  Southtrust Bank of Alabama, National Association, dated
                  September 29, 1992 (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
4.66*             Commitment Letter dated as of May 30, 1993, from Society Bank
                  & Trust for revolving credit facility, accepted by the Company
                  June 22, 1993 (incorporated by reference to Exhibit 4.9 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed July 9, 1993 under the Securities Act of
                  1933).
4.67*             Commitment Letter dated as of July 1, 1993, from The Provident
                  Bank, informing the Company of reaffirmation of line of credit
                  (incorporated by reference to Exhibit 4.10 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed
                  July 9, 1993 under the Securities Act of 1933). (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the
                  Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1*             Share Purchase Agreement dated December 16, 1996 between the
                  Company and Diane S. Bartoli, sole shareholder of Adult
                  Services Unlimited, Inc. and Health Poconos, Inc.
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  10-K for the year ended December 31, 1996).
10.2*+            Key Executive Termination Payment Plan dated June 1, 1996
                  (incorporated by reference to Exhibit 10.2 of the Company's
                  10-K for the year ended December 31, 1996).
10.3*+            Description of 1996 Bonus Plans for Named Executive Officers
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  10-K for the year ended December 31, 1996).
10.4*             Purchase and Sale Agreement dated September 19, 1996 between the Company and Cumberland Healthcare, L.P. I-C. (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended September 30, 1996).
10.5*             Share Purchase Agreement dated June 30, 1996 between the
                  Company and Robert Q. Baker, sole shareholder of Poly-Stat
                  Supply Corporation(incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1996).
10.6*             Share Purchase Agreement dated June 30, 1996 between the
                  Company and Robert Q. Baker and Richard E. Moon, shareholders of Poly-Stat Computer Applications, Inc (incorporated by
                  reference to Exhibit 10.2 of the Company's 10-Q for the
                  quarter ended June 30, 1996).
10.7*             Second Amendment to Lease Agreement dated March 18, 1996
                  between the Company and V & V Properties (incorporated by
                  reference to Exhibit 10.1 of the Company's 10-Q for the
                  quarter ended March 31, 1996).
10.8*+            Arbor Health Care Company 1996 Stock Option Plan for
                  Non-Employee Directors (incorporated by reference to the
                  Company's Proxy Statement dated April 8, 1996).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
10.9*+            Description of 1995 Bonus Plans for Named Executive Officers
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  10-K for the year ended December 31, 1995).
10.10*            Asset Purchase Agreement dated April 28, 1995 between the
                  Company and Fairlawn Associates Limited Partnership
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  10-Q for the quarter ended June 30, 1995).
10.11*            Amendment to Asset Purchase Agreement dated June 1, 1995
                  between the Company and Fairlawn Associates Limited
                  Partnership (incorporated by reference to Exhibit 10.2 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
10.12*            Agreement of Merger dated June 30, 1995 between the Company,
                  Green Tree Pharmacy, Inc., Allan K. Vrable and The Druggist,
                  Inc. (incorporated by reference to Exhibit 10.3 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
10.13*            Addendum to Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan K. Vrable and
                  The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).
10.14*            Share Purchase Agreement dated June 30, 1995 between the
                  Company and Allan K. Vrable, sole shareholder of Alternacare
                  Plus Enterprises, Inc. (incorporated by reference to Exhibit
                  10.5 of the Company's 10-Q for the quarter ended June 30,
                  1995).
10.15*+           Employment Agreement dated June 30, 1995 between the Company and Allan K. Vrable (incorporated by reference to Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).
10.16*+           Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's Proxy Statement dated April 24,
                  1995).
10.17*            Share Purchase Agreement dated June 30, 1994 between the
                  Company and the Stockholders of Bay Geriatric Pharmacy, Inc.
                  and Home Care Pharmacy, Inc. of Florida (incorporated by
                  reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1994).
10.18*            Lease Agreement between Highland Oaks Associates, LTD., and
                  Bay Geriatric Pharmacy, dated May 23, 1991 (incorporated by reference to Exhibit 10.2 of the Company's 10-K for the year ended December 31, 1994).
10.19*            Lease Agreement between FGHP Properties, Limited Partnership and Home Care Pharmacy, Inc. of Florida, dated March 24, 1993
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  10-K for the year ended December 31, 1994).
10.20*            First Amendment to lease between the Company and Semi Cane
                  Investments, Inc., as Successor in Interest to Great Western
                  Bank dated June 17, 1994 (incorporated by reference to Exhibit
                  10.4 of the Company's 10-K for the year ended December 31,
                  1994).
10.21*            First Amendment to Lease Agreement dated March 11, 1994
                  between the Company and V & V Properties (incorporated by
                  reference to Exhibit 10.5 of the Company's 10-K for the year ended December 31, 1994).
10.22*            Management Agreement between the Company and Fairlawn Nursing
                  Home and Assisted Living, Inc. dated June 9, 1986, and
                  amendments thereto dated June 13, 1986, October 1, 1990, and
                  January 1, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.23*            Lease Agreement between the Company and V & V Properties,
                  dated June 2, 1988 (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.24*            Operating Lease between the Company and Health Care Property
                  Investors, Inc., dated January 31, 1986, as amended September
                  11, 1991 (incorporated by reference to Exhibit 10.3 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.25*            Business Property Lease between the Company and Office World,
                  Inc. dated July 1, 1992 (incorporated by reference to Exhibit
                  10.4 of the Company's Registration Statement on Form S-1 (File
                  No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.26*            Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
10.27*            Operating Lease between the Company and Health Care Property
                  Investors, Inc., dated January 31, 1986, as amended September
                  11, 1991 (incorporated by reference to Exhibit 10.6 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.28*            Office Lease between the Company and NFI MetroCenter II
                  Associates dated November 15, 1992 (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on
                  Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.29*            Lease Agreement between the Company and Marie Antoinette
                  Partners, dated April 2, 1986 (incorporated by reference to
                  Exhibit 10.8 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.30*            Facility Lease by and between the Company and Cumberland
                  Healthcare, L.P., I-C, dated February 1, 1989, as amended
                  November 15, 1991 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.31*            Lease and Security Agreement between BIP SUB I, INC. and
                  Arbors East, Inc. dated April 1, 1991 (incorporated by
                  reference to Exhibit 10.10 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.32*            Operating Lease between the Company and Health Care Properties
                  Investors, Inc. dated December 30, 1986 and Addendum dated
                  March 23, 1987 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.33*+           First Amended and Restated Incentive Stock Option Plan dated
                  November 26, 1991 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.34*            Management Agreement dated September 28, 1989 between the
                  Company and The Druggist, Inc., as amended June 30, 1991
                  (incorporated by reference to Exhibit 10.14 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed
                  June 25, 1993 under the Securities Act of 1933).
10.35*            Assignment and Assumption of Management Agreement dated
                  January 4, 1989 among the Company, Fairlawn Nursing Home and
                  Assisted Living, Inc., and Fairlawn Associates Limited
                  Partnership, relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration Statement on
                  Form S-1 filed on June 25, 1993 (File No. 33-65080) and
                  incorporated by reference herein (incorporated by reference to
                  Exhibit 10.16 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed July 9, 1993 under the
                  Securities Act of 1933).
10.36*+           Certificate of Amendment dated July 7, 1993, to First Amended and Restated Incentive Stock Option Plan previously filed as
                  Exhibit 10.12 of the Company's Registration Statement on Form
                  S-1 (File No. 33- 65080) and incorporated by reference herein
                  (incorporated by reference to Exhibit 10.17 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed
                  July 9, 1993 under the Securities Act of 1933).
10.37*            Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of West Virginia dated June 24,
                  1993 (incorporated by reference to Exhibit 10.18 of the
                  Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed July 29, 1993 under the Securities Act of
                  1933).
10.38*+           Form of Indemnification Agreement between the Company and its
                  Directors and Executive Officers (incorporated by reference to
                  Exhibit 10.19 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed July 29, 1993 under the
                  Securities Act of 1933).
11.1              Statement Re Computation of Earnings Per Share.
27.1              Financial Data Schedule.


*Previously filed.

+Executive management contract or compensatory plan or arrangement.