Form 10-Q
period 1997-06-30
ARBOR HEALTH CARE CO /DE/
filed 1997-08-06
CIK 908312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR

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

                Yes   X                            No
                   -------                           ------
Shares of Registrant's Common Stock, $.03 par value, outstanding as of the close of business on July 31, 1997 -- 6,932,987.


                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets ..................................................................  3

                  Consolidated Statements of Income ............................................................  4

                  Consolidated Statements of Cash Flows.........................................................  5

                  Notes to Interim Consolidated Financial Statements............................................  6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................................  7

                  Forward-Looking Statements.................................................................... 11

PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings............................................................................. 11

Item 2.           Changes in Securities......................................................................... 11

Item 3.           Defaults Upon Senior Securities............................................................... 12

Item 4.           Submission of Matters to a Vote of Security Holders........................................... 12

Item 5.           Other Information............................................................................. 12

Item 6.           Exhibits and Reports on Form 8-K.............................................................. 12







                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except for share data)

                                                                               December 31  June 30
                                                                                  1996        1997
                                                                               --------   --------
        ASSETS                                                                  (Note 1)

Current assets
    Cash and cash equivalents ..............................................    $  5,761    $  5,131
    Accounts receivable, less allowances of $1,948 and
        $2,924, respectively ...............................................      44,019      49,463
    Supply inventories .....................................................       2,963       3,192
    Other current assets ...................................................       3,503       3,457
    Deferred income taxes ..................................................       1,972       2,613
                                                                                --------    --------
Total current assets .......................................................      58,218      63,856

Property and equipment
    Land and improvements ..................................................      25,337      25,355
    Buildings and improvements .............................................      95,017      95,567
    Equipment and furnishings ..............................................      40,477      42,799
    Leasehold improvements .................................................       5,970       7,442
    Construction in process ................................................       2,599       6,541
                                                                                --------    --------
                                                                                 169,400     177,704
    Less allowances for depreciation and amortization ......................      33,564      37,746
                                                                                --------    --------
Total property and equipment ...............................................     135,836     139,958

Other assets
    Goodwill, less amortization of $926 and $1,340, respectively ...........      13,034      15,210
    Deferred costs, less amortization of $3,475 and
        $3,163, respectively ...............................................       2,205       1,710
    Sundry .................................................................         181         339
                                                                                --------    --------
Total other assets .........................................................      15,420      17,259
                                                                                --------    --------
                                                                                $209,474    $221,073
                                                                                ========    ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable ..........................................................    $  4,526    $  6,046
    Accounts payable .......................................................      11,121       9,530
    Accrued payroll and related items ......................................      11,522      11,980
    Other liabilities ......................................................      13,465      14,702
    Current maturities of long-term obligations ............................       3,162       3,717
                                                                                --------    --------
Total current liabilities ..................................................      43,796      45,975

Long-term obligations, less current maturities .............................      94,643      97,453

Deferred income taxes ......................................................       5,019       5,882

Stockholders' equity
   Preferred stock, $.01 par value, Authorized - 2,000,000 shares
        None issued or outstanding                                                     _           _
   Series A Junior Participating Cumulative Preferred stock, $.01 par value,
         Authorized - 10,000 shares, None issued or outstanding                        _           _
    Common stock, $.03 par value, Authorized - 20,000,000 shares
        Issued and outstanding -- 6,904,054 and 6,932,987 shares ...........         207         208
    Additional paid-in capital .............................................      30,300      30,736
    Retained earnings ......................................................      35,509      40,819
                                                                                --------    --------
Total stockholders' equity .................................................      66,016      71,763
                                                                                --------    --------
                                                                                $209,474    $221,073
                                                                                ========    ========

See accompanying notes



                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)



                                             Three Months                      Six Months
                                             Ended June 30                    Ended June 30
                                         -----------------------       -------------------------
                                           1996          1997           1996              1997
                                         --------       --------       ---------       ---------
Net revenues
  Subacute care ...................      $ 26,415       $ 31,361       $  53,806       $  62,479
  Basic care ......................        21,216         21,547          41,612          42,788
  Pharmacy and other ..............         5,010          7,397           9,699          14,562
                                         --------       --------       ---------       ---------
Total net revenues ................        52,641         60,305         105,117         119,829

Expenses
  Operating .......................        41,752         47,437          83,433          93,990
  General corporate ...............         2,150          2,487           4,693           5,508
  Operating lease rental ..........         1,127          1,057           2,253           2,142
  Net interest ....................         1,657          2,069           3,277           4,084
  Depreciation and amortization ...         2,167          2,625           4,282           5,218
                                         --------       --------       ---------       ---------
Total expenses ....................        48,853         55,675          97,938         110,942

Other expense (income).............
  Loss on disposal of property ....           128            158             183             244
  Interest and sundry .............           (66)          (139)            (98)           (111)
                                         --------       --------       ---------       ---------
Total other expense ...............            62             19              85             133
                                         --------       --------       ---------       ---------

Income before income taxes ........         3,726          4,611           7,094           8,754

Income taxes ......................         1,483          1,828           2,828           3,444
                                         --------       --------       ---------       ---------

Net income ........................      $  2,243       $  2,783       $   4,266       $   5,310
                                         ========       ========       =========       =========


Net income per share ..............      $   0.32       $   0.40       $    0.61       $    0.76
                                         ========       ========       =========       =========

Weighted average shares
  outstanding......................         6,987          7,027           6,979           7,006
                                         ========       ========       =========       =========

See accompanying notes


                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Six Months Ended
                                                                    June 30
                                                             --------------------
                                                               1996         1997
                                                             --------     -------

Operating activities
   Net income ...........................................    $  4,266     $ 5,310
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Provision for depreciation .......................       3,585       4,386
       Amortization .....................................         828         949
       Provision for deferred income taxes ..............         307         222
       Provision for losses on accounts receivable ......         874       1,456
       Loss on disposal of property .....................         183         244
       Changes in operating assets and liabilities
         Accounts receivable ............................      (1,669)     (6,356)
         Supply inventories .............................         (93)       (229)
         Other current assets ...........................        (450)       (587)
         Deferred costs .................................        (351)        (10)
         Accounts payable ...............................      (3,659)     (1,617)
         Accrued payroll and related items ..............         692         384
         Other liabilities (income tax payments of $2,987
           and $2,811, respectively) ....................       3,932       1,232
                                                             --------     -------
Net cash provided by operating activities ...............       8,445       5,384
Investing activities
   Expenditures for property and equipment ..............     (14,880)     (7,703)
   Cash paid to acquire businessess, net of cash received        (981)     (1,373)
   Sundry and other .....................................          38        (130)
                                                             --------     -------
Net cash used in investing activities ...................     (15,823)     (9,206)
Financing activities
   Net repayments under line of credit  agreements
     to finance development projects and acquisitions ...     (14,613)     (3,925)
   Net borrowings (repayments) of working capital
     under line of credit agreements ....................      (4,496)      1,521
   Borrowings on long-term obligations ..................      27,000       7,250
   Repayments of long-term obligations ..................      (1,416)     (2,023)
   Deferred financing costs .............................        (751)        (68)
   Issuance of stock ....................................          54         437
                                                             --------     -------
Net cash provided by financing activities ...............       5,778       3,192
                                                             --------     -------
Net decrease in cash and cash equivalents ...............      (1,600)       (630)
Cash and cash equivalents at beginning of period ........       6,394       5,761
                                                             --------     -------
Cash and cash equivalents at end of period ..............    $  4,794     $ 5,131
                                                             ========     =======


See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Arbor Health Care Company and subsidiaries (the "Company") at December 31, 1996 has been derived from the audited consolidated financial statements at that date. The consolidated balance sheet of the Company as of June 30, 1997, and the consolidated statements of income and cash flows for the periods ended June 30, 1997 and 1996, have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations and cash flows for the period ended June 30, 1997 are not necessarily indicative of the operating results or cash flows for the full year.

2.       NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement No. 128, Earnings per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share is not expected to be material.

3.       ACQUISITIONS

Effective January 1, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Adult Services Unlimited, Inc. ("ASUI") and Health Poconos, Inc. ("HPI") for approximately $3.2 million, including $1.7 million in seller financing. ASUI and HPI are Comprehensive Outpatient Rehabilitation Facilities ("CORFs") that provide general, job-related injury and geriatric rehabilitation to the northeastern Pennsylvania market.

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

Effective July 15, 1997, the Company acquired all of the assets of a CORF located in northeastern Florida, and effective August 1, 1997, the Company acquired all of the outstanding stock of an institutional pharmacy in the Detroit, Michigan area. The combined purchase price of the two acquisitions was $2.4 million, including $.4 million in seller financing. Additional consideration of up to $.5 million may be required for the Detroit, Michigan area pharmacy if certain earnings targets are attained through December 31, 2001. On July 23, 1997, the Company entered into an operating lease agreement, which becomes effective September 1, 1997, for a 116-bed facility in southeastern Ohio. These two acquisitions and the leased facility generated approximately $7.1 million in combined 1996 revenues.

These acquisitions have been treated as purchases for accounting and financial reporting purposes. Results of operations of companies purchased are included from the dates of acquisition.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company was formed in 1985 and first offered its Common Stock to public investors in August, 1993. As more fully described in the Annual Report on Form 10-K for the year ended December 31, 1996, the Company provides subacute and basic health care services to patients at its licensed nursing centers ("Centers"), operates three institutional pharmacies and provides rehabilitative services at two Comprehensive Outpatient Rehabilitation Facilities ("CORFs"). The Company's growth strategy includes the development of new Centers with subacute units, identification and admission of appropriate high acuity patients, and the pursuit of strategic acquisition opportunities in selected markets. During 1996, the Company opened a 36-bed addition to an existing Center in the first quarter, a 79-bed Center in April, a 116-bed Center in August and a 120-bed Center in late December. The Company acquired two businesses that provide medical supplies and Medicare billing services and purchased a 100-bed Center previously operated under a lease agreement effective June, 1996 and September, 1996, respectively. Effective January 1, 1997, the Company acquired two CORFs that provide general, job-related injury and geriatric rehabilitation to the northeastern Pennsylvania market. As of June 30, 1997, the Company operated 3,580 beds in its 30 Centers located in five states. The Company's institutional pharmacies, located in Ohio and Florida, service 201 non-affiliated facilities and 29 of the Company's Centers. The Company's two CORFs service over 1,600 patients annually. Refer to Note 3 of the Notes to Interim Consolidated Financial Statements.

         Ongoing efforts by third party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing affect the Company's revenues and profitability. During 1996, the Company introduced a plan to improve operating margins, reduce operating costs and increase referrals from managed care organizations.

RESULTS OF OPERATIONS

         The following tables set forth elements of net revenue for the periods presented:

                                           Three Months            Six Months
                                           Ended June 30         Ended June 30
                                         --------------------  ------------------
                                         1996         1997       1996       1997
                                        ------      --------   -------    -------
Services Provided as Percentage of
   Total Net Revenue:
         Subacute Care (1)               50.2%       52.0%       51.2%       52.1%
         Basic Care                      40.3        35.7        39.6        35.7
         Pharmacy and Other (2)           9.5        12.3         9.2        12.2
                                        -----       -----       -----       -----
                  Total                 100.0%      100.0%      100.0%      100.0%
                                        =====       =====       =====       =====
Payor Type as Percentage of
  Total Net Revenue:
         Private (3)                     32.5%       35.9%       32.6%       36.1%
         Medicare                        35.6        32.9        36.2        33.1
         Medicaid                        31.9        31.2        31.2        30.8
                                        -----       -----       -----       -----
                  Total                 100.0%      100.0%      100.0%      100.0%
                                        =====       =====       =====       =====


                                             Three Months          Six Months
                                             Ended June 30        Ended June 30
                                            ---------------     -----------------
                                             1996     1997       1996     1997
                                            ------   ------     ------   ------
Payor Type as Percentage of
 Subacute Care Net Revenue:
         Private (3)                         23.7%     28.8%     23.7%     28.8%
         Medicare                            66.9      59.0      66.8      59.3
         Medicaid                             9.4      12.2       9.5      11.9
                                            -----     -----     -----     -----
                  Total                     100.0%    100.0%    100.0%    100.0%
                                            =====     =====     =====     =====

Payor Type as Percentage of
 Basic Care Net Revenue:
         Private (3)                         41.3%     40.0%     42.1%     41.0%
         Medicaid                            58.7      60.0      57.9      59.0
                                            -----     -----     -----     -----
                  Total                     100.0%    100.0%    100.0%    100.0%
                                            =====     =====     =====     =====
Payor Type as Percentage of
 Pharmacy and Other Net Revenue:
         Private (3)                         41.7%     54.3%     40.9%     52.6%
         Medicare                            21.3      17.7      22.0      18.0
         Medicaid                            37.0      28.0      37.1      29.4
                                            -----     -----     -----     -----
                  Total                     100.0%    100.0%    100.0%    100.0%
                                            =====     =====     =====     =====

         The following tables set forth certain operating data for the periods presented:

                                                Three Months           Six Months
                                                Ended June 30          Ended June 30
                                            -------------------     -------------------
                                               1996       1997        1996       1997
                                            -------     -------     -------     -------
Number Of Licensed Beds (End Of Period):
         Subacute Care                          979       1,193         979       1,193
         Basic Care                           2,363       2,387       2,363       2,387
                                            -------     -------     -------     -------
                  Total                       3,342       3,580       3,342       3,580
                                            =======     =======     =======     =======
Average Number Of Licensed Beds:
         Subacute Care                          964       1,204         974       1,217
         Basic Care                           2,378       2,376       2,326       2,363
                                            -------     -------     -------     -------
                  Total                       3,342       3,580       3,300       3,580
                                            =======     =======     =======     =======
Average Occupancy (4):
         Subacute Care                         82.9%       81.8%       82.7%       81.5%
         Basic Care                            92.1        94.3        92.2        94.4
         Total Occupancy                       89.4        90.1        89.4        90.0
Subacute Census Mix Percentage:
         Private (3)                           21.2%       28.2%       20.7%       27.9%
         Medicare                              69.3        58.0        69.4        59.0
         Medicaid                               9.5        13.8         9.9        13.1
                                            -------     -------     -------     -------
                  Total                       100.0%      100.0%      100.0%      100.0%
                                            =======     =======     =======     =======

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Total net revenues increased $7.7 million, or 14.6%. Approximately 80% of the increase was derived from internal growth and the balance from acquisitions made in 1996 and 1997. Revenues from Start-Up Centers (developed centers which have been in operation for less than 24 months as of the period reported upon) provided 74.4% of the internal growth. Total occupancy increased to 90.1% from 89.4% in the comparable period of the prior year due to improved occupancy in both Mature Centers (centers in operation for 24 months or more as of the period reported upon) and Start-Up Centers. Subacute care revenues increased $5.0 million or 18.7%, due to more beds ($5.9 million), partially offset by lower average rates ($.9 million). The decrease in subacute rates was primarily due to a shift in the census mix. Managed care patients accounted for a higher percentage of the total subacute patients serviced, 19.2% in the current period compared to 11.7% for the quarter ended June 30, 1996. Managed care patients have lower per diem rates than traditional indemnity insurance patients; therefore, combined managed care and insurance rates for subacute services have decreased. Basic care revenues increased $.3 million, or 1.6%, due to improved occupancy. Pharmacy and other, primarily outpatient, revenues increased $2.4 million, or 47.6%, due to the 1996 and 1997 acquisitions ($1.5 million), new pharmacy contracts and increased sales ($.9 million).

         Operating expenses increased $5.7 million, or 13.6%. As a percent of revenue, operating costs decreased to 78.7% from 79.3% for the comparable period in the prior year. Approximately 86% of the increase was due to Start-Up Centers and the 1996 and 1997 acquisitions. The remainder of the increase was attributable to an increase in pharmacy and Mature Centers operating costs. Compensation expenses for Center staff of $21.8 million, which are included in operating expenses, increased by $2.4 million, or 12.5%. Start-Up Centers accounted for $1.9 million of the increase and the remainder was attributed to increased nursing and administrative costs at Mature Centers. The cost of providing ancillaries (therapies, pharmaceuticals and medical supplies) increased operating expenses by $2.1 million. The increase was due to Start-Up Centers, the 1996 and 1997 acquisitions and costs associated with increased pharmacy sales offset in part by reduced costs at Mature Centers. Mature Center ancillary costs decreased 10.1% when compared to the same period in the prior year due to Company efforts in converting therapy to in-house programs rather than purchasing from contract therapy providers. All other costs in Mature and Start-Up Centers increased $1.2 million.

         General corporate expenses increased $.3 million or 15.7%. The increase is due to additional administrative costs incurred to support internal growth and pursue strategic acquisitions.

         Ownership costs increased $.8 million, or 16.2%, primarily due to Start-Up Centers and the 1997 acquisitions.

         Net income increased by $.5 million, or 24.1%, primarily as a result of the foregoing factors.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Total net revenues increased $14.7 million, or 14.0%. Approximately 81% of the increase was derived from internal growth and the balance from acquisitions made in 1996 and 1997. Revenues from Start-Up Centers provided 84.7% of the internal growth. Total occupancy increased to 90.0% from 89.4% in the comparable period of the prior year due to improved occupancy in both Mature and Start-Up Centers. Subacute care revenues increased $8.7 million, or 16.1%, due to more beds ($12.1 million) partially offset by lower average rates ($3.4 million). The decrease in subacute rates was primarily due to a census mix change to more managed care patients, as described above. Basic care revenues increased $1.1 million, or 2.8%, due to more beds and improved occupancy. Pharmacy and other, primarily outpatient, revenues increased $4.9 million, or 50.1%, due to the 1996 and 1997 acquisitions ($2.8 million) and new pharmacy contracts and increased sales ($2.1 million).

         Operating expenses increased $10.6 million, or 12.7%. As a percent of revenue, operating costs decreased to 78.4% from 79.4% for the comparable period in the prior year. Approximately 97% of the increase was due to Start-Up Centers and the 1996 and 1997 acquisitions. The remaining increase was attributable to increased costs to support growth of pharmacy operations offset by a 1.5% decrease in Mature Center operating costs when compared to the six months ended June 30,1996. The decrease in Mature Center costs was due to the Company's efforts in standardizing staffing models and converting therapy to in-house programs rather than purchasing from contract therapy providers. Compensation expenses for Center staff of $43.0 million, which are included in operating expenses, increased by $3.9 million, or 10.0%. Start-Up Centers accounted for $4.0 million of the increase offset by a decrease in Mature Centers compensation expense of $.1 million. The cost of providing ancillaries increased operating expenses by $4.5 million due to Start-Up Centers, the 1996 and 1997 acquisitions and cost associated with increased pharmacy sales offset in part by reduced costs at Mature Centers. Mature Center ancillary costs decreased 8.2% when compared to the same period in the prior year as a result of Company efforts in converting therapy to in-house programs rather than purchasing from contract therapy providers. All other costs in Mature and Start-Up Centers increased $2.2 million.

         General corporate expenses increased $.8 million, or 17.4%. The increase is due to additional administrative costs incurred to support internal growth and pursue strategic acquisitions.

         Ownership costs increased $1.6 million, or 16.6%, primarily due to Start-Up Centers and the 1997 acquisitions.

         Net income increased by $1.0 million, or 24.5%, primarily as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

During the last two years, the Company's growth has been financed with cash from operating and financing activities. Cash from operating activities primarily has been provided by net income from operations. Non-cash expense items included in net income and increases in other current liabilities offset increased accounts receivable primarily associated with Start-Up Centers, acquisitions and increased managed care revenues. Also, in the comparable period in 1996, payments of accounts payable accounted for the use of operating cash. Net borrowings on long-term obligations have been the source of cash from financing activities for the six month period ended June 30, 1997 and 1996. Expenditures for investing activities primarily have been for the development of new Centers and renovations to the existing Centers. Additionally, in 1997, expenditures were made for the acquisition of two CORFs.

         At June 30, 1997, the Company had working capital of $17.9 million compared to $14.4 million at December 31, 1996. An increase in accounts receivable accounted for the majority of the working capital increase. The number of days of net revenues in net receivables for the quarter increased to 75 days at June 30, 1997 compared to 70 days at December 31, 1996. Approximately 60% of the increase is due to increased managed care revenues and receivables with the remainder due to Start-Up Centers and the 1997 acquisitions. The Company has focused additional staffing on collections in conjunction with the new divisional operations structure announced during the current period.

         The Company has revolving credit facilities ("Credit Facilities") with four banks that are renewable annually. These Credit Facilities provide working capital, letters of credit, and acquisition and development financing of $9.0 million, $4.4 million and $51.4 million, respectively. As of June 30, 1997, $6.0 million of working capital had been borrowed, $2.7 million of letters of credit were outstanding, and $35.2 million of acquisition and development lines had been committed. The annual rates charged by the banks vary. Interest rates on the working capital lines range from London Interbank Offered Rates ("LIBOR") plus 1.5% to prime and on the acquisition/development facilities from LIBOR plus 1.75% to LIBOR plus 2.0%. Annual fees of 1.0% to 1.5% are charged by the banks issuing letters of credit under these facilities.

         Long term obligations, including current maturities, which provide funds for financing Centers and acquisitions, totaled approximately $101.2 million at June 30, 1997. These obligations are for varying amounts and for terms that expire at varying times over the next 20 years. Interest rates on outstanding obligations ranged from 4.025% to 10.75% at June 30, 1997. The Company has been successful in obtaining permanent financing but uses its Credit Facilities as interim sources of financing when appropriate.

         The Company has various ongoing needs for capital, including (i) working capital for operations; (ii) capital expenditures for its Centers or other facilities; and (iii) capital expenditures for the development of new Centers and potential acquisitions. During the remainder of 1997, the Company expects to utilize approximately $15.4 million for the development of four Centers and an addition to an existing Center; $1.3 million for Center renovations; $5.5 million for other routine capital expenditures; and at least $2.0 million for acquisitions. The Company currently holds eight Certificate of Need ("CON") approvals for 791 beds, which will be utilized to open the above mentioned

Centers and addition in 1998 and three centers in 1999. The Company anticipates 1998 revenues from the new facility development to be approximately $18.0 to $20.0 million based upon historical fill-up rates and the current construction schedule. The cost of these projects ranges from $6.0 to $7.5 million per 120-bed Center. Two of the CON approvals for 240 beds, which are scheduled to open in 1999, have been appealed by other providers and, therefore, are not yet final. Management believes when all sources of capital are considered, including cash to be generated by operating activities, Credit Facilities likely to be available, and other financing activities to be undertaken, that sufficient capital resources will be available to carry out anticipated undertakings during the next 12 to 24 months.

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

         Important factors that could cause the actual results to differ materially from those in the forward- looking statements include, among other items, (i) conditions in the capital markets, including the interest rate environment and the availability of capital; (ii) changes in or failure to comply with government regulations; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified nursing, management or other personnel and increased labor costs; and (iv) enactment of health care reform measures by Congress and/or state legislatures, particularly in Ohio or Florida where most of the Company's Centers are located.

         Budget legislation recently passed by Congress has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment program for skilled and subacute services. The Medicare prospective rate, which reimburses for routine, ancillary and capital costs, will be a blended rate based on 1995 facility costs adjusted by an inflation factor and a national rate. The national rate is subject to adjustment for case mix (acuity) and variation in geographical labor costs. In January 1999, the initial year of a four year phase-in period, the prospective rate will be based on 75% facility costs and 25% national rate. In 2000, the prospective rate will be based on 50% facility costs and 50% national rate and so on until year 2002 when the prospective rate will be 100% national rate. Currently, the Company derives approximately 33% of its revenue from Medicare. Additionally, the Congressional Budget Office has revised economic projections which include Medicaid cuts of $2.4 billion to Medicaid long term care providers over the next five years. Currently, the Company derives approximately 31% of its revenues from Medicaid. Management believes that in the initial year of the phase-in period of Medicare prospective payment, the Company's reimbursement rates should not be lower than current rates and could possibly be higher. However, until the rates are ultimately determined under the prospective payment system, the Company will not be able to determine the exact nature or long term financial impact of the legislative changes. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or be sufficient to cover the costs allocable to serving its Medicare and Medicaid patients. Concern about the potential effects of the budget legislation has contributed to the volatility of prices of securities of companies in health care and related industries, including the Company, and may similarly affect the price of the Company's securities in the future. See
"Item 1. Business - Sources of Revenue" and "-Government Regulation - Government Reimbursement Programs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                         PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------
                  None

Item 2.           Changes in Securities.
                  ----------------------
                  None

Item 3.           Defaults Upon Senior Securities
                  --------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ----------------------------------------------------

                  The Annual Meeting of Stockholders of the Company was held on May 22, 1997. At the meeting, the following actions were taken by the stockholders:

                           1. Carl R. Adkins, M.D. and James F. White, Jr. were
                  elected as Directors to serve until the Annual Meeting in 2000 and until their successors are elected and qualified or until their earlier resignation, removal from office or death. The voting on proposal was as follows:

                                                                   FOR                    WITHHELD
                                                                   ---                    --------
                           Carl R. Adkins, M.D.                  5,489,103                 342,182
                           James F. White, Jr.                   5,489,103                 342,182

                           2. An amendment to the Company's 1995 Stock Option
                  Plan to increase the number of shares of Common Stock authorized for issuance was approved. The voting on the proposal was as follows:

                           FOR                                   4,570,079
                           AGAINST                                 617,911
                           ABSTAIN                                  44,340
                           BROKER NON VOTE                         598,955

                           3. The Company's Employee Stock Purchase Plan was
                              approved. The voting on the proposal was as follows:

                           FOR                                   4,925,802
                           AGAINST                                 297,202
                           ABSTAIN                                   9,326
                           BROKER NON VOTE                         598,955

                           4. The appointment of Ernst & Young LLP as the
                              Company's independent auditors for the year 1997 was ratified and approved. The voting on the proposal was as follows:

                           FOR                                   5,822,879
                           AGAINST                                   4,900
                           ABSTAIN                                   3,506

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ----------------------------------

                  (a)      Exhibits

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
3.2      Restated bylaws of the Company (incorporated by reference to Exhibit
         3.2 of the Company's Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
4.1 Demand Note dated June 2, 1997 between The Druggist, Inc. and National City Bank, Columbus.
4.2 Promissory Note dated June 2, 1997 between The Druggist, Inc. and National City Bank of Columbus.
4.3 Third Amendment to Amended and Restated Loan Agreement dated March 28, 1997 between the Company and Bank One, Lima, NA. (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1997).
4.4 Revolving Credit Note dated March 28, 1997 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended March 31, 1997).
4.5 Time Note dated March 10, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended March 31, 1997).
4.6 Term Loan Agreement dated January 15, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended March 31, 1997).
4.7 Open End Mortgage dated January 15, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended March 31, 1997).
4.8 Second Amendment to Amended and Restated Loan Agreement dated December 30, 1996 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1996).
4.9 Loan Agreement dated August 9, 1996 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1996).
4.10 Second Amended and Restated Revolving Credit and Term Loan Agreement dated June 28, 1996 between the Company and KeyBank National Association, fka Society National Bank (incorporated by reference to
         Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1996).
4.11 Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth Third Bank (incorporated by reference to Exhibit
         4.2 of the Company's 10-Q for the quarter ended June 30, 1996).
4.12 Promissory Note dated February 15, 1996 between the Company and Capital One Funding Corporation (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1996).
4.13 Reimbursement Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended March 31, 1996).
4.14 Open-End Mortgage and Security Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended March 31, 1996).
4.15 Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to
         Exhibit 4.4 of the Company's 10-Q for the quarter ended March 31,
         1996).
4.16 Assignments of Leases and Rents (6) dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to
         Exhibit 4.5 of the Company's 10-Q for the quarter ended March 31,
         1996).
4.17 Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended March 31, 1996).
4.18 Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to
         Exhibit 4.7 of the Company's 10-Q for the quarter ended March 31,
         1996).
4.19 Working Capital Line of Credit extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended March 31, 1996).
4.20 Letter of Credit extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.9 of the Company's 10-Q for the quarter ended March 31, 1996).
4.21 Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.10 of the Company's 10- Q for the quarter ended March 31, 1996).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

4.22 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated February 9, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.11 of the Company's 10-Q for the quarter ended March 31, 1996).
4.23 Amendment to Amended and Restated Loan Agreement dated February 1, 1996 between the Company and Bank One, Lima, N.A. (incorporated by reference to Exhibit 4.12 of the Company's 10-Q for the quarter ended March 31,
         1996).
4.24 Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1995).
4.25 Working Capital Line of Credit extension letter dated December 21, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1995).
4.26 Letter of Credit extension letter dated December 21, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.3 of the Company's 10-K for the year ended December 31, 1995).
4.27 Second Amended and Restated Demand Promissory Note dated December 28, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-K for the year ended December 31, 1995).
4.28 Amended and Restated Revolving Credit and Term Loan Agreement dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-K for the year ended December 31, 1995).
4.29 Amendment to Loan Agreement dated September 14, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit
         4.1 of the Company's 10-Q for the quarter ended September 30, 1995).
4.30 Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1995).
4.31 Working Capital Line of Credit extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1995).
4.32 Letter of Credit extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.4 of the Company's 10-Q for the quarter ended September 30, 1995).
4.33 Loan Agreement dated August 1, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1995).
4.34 Amended and Restated Loan Agreement dated August 1, 1995 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit
         4.6 of the Company's 10-Q for the quarter ended September 30, 1995).
4.35 Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated June 30, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1995).
4.36 Amendment to Loan Agreement dated June 30, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1995).
4.37 Amendment to Loan Agreement dated June 29, 1995 between the Company and Bank One (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.38 Amendment to Loan Agreement dated June 30, 1995 between the Company and The Fifth Third Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30, 1995).
4.39 Acquisition and Development Revolving Credit Facility extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1995).
4.40 Working Capital Line of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1995).
4.41 Letter of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.7 of the Company's 10-Q for the quarter ended June 30, 1995).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

4.42 Loan Agreement amendment dated May 31, 1995 between the Company and Bank One (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1995).
4.43 Loan Agreement extension letter dated May 29, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended June 30, 1995).
4.44 Loan Agreement extension letter dated March 22, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit
         4.1 of the Company's 10-Q for the quarter ended March 31, 1995).
4.45 Line of Credit for Letters of Credit Agreement dated November 10, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1994).
4.46 Loan Agreement extension letter dated September 16, 1994 between the Company and The Provident Bank (incorporated by reference to Exhibit
         4.1 of the Company's 10-Q for the quarter ended September 30, 1994).
4.47 Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10- Q for the quarter ended September 30, 1994).
4.48 Working Capital Line of Credit extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1994).
4.49 Letter of Credit extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.4 of the Company's 10-Q for the quarter ended September 30, 1994).
4.50 Loan Agreement amendment dated September 15, 1994 between the Company and Bank One (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1994).
4.51 Revolving Credit and Term Loan Agreement dated April 11, 1994 between the Company and The Fifth Third Bank (incorporated by reference to
         Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1994).
4.52 Loan Agreement extension letter dated May 25, 1994 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1994).
4.53 Acquisition and Development Revolving Credit Facility extension letter dated May 18, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10- Q for the quarter ended June 30, 1994).
4.54 Acquisition and Development Revolving Credit Facility extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10- Q for the quarter ended June 30, 1994).
4.55 Working Capital Line of Credit extension letter dated May 16, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1994).
4.56 Working Capital Line of Credit extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1994).
4.57 Letter of Credit extension dated May 18, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1994).
4.58 Letter of Credit extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.8 of the Company's 10-Q for the quarter ended June 30, 1994).
4.59 Loan Agreement dated December 21, 1993 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.60 Revolving Credit and Term Loan Agreement dated August 11, 1993 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30,
         1993).
4.61 Revolving Credit and Term Loan Agreement dated September 30, 1993 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1993).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

4.62 Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society Bank & Trust (incorporated by reference to
         Exhibit 4.3 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.63 Line of Credit Agreement dated June 22, 1993 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.64 Loan Agreement between the Company and The Provident Bank dated September 9, 1992 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.65 Loan Agreement between the Company and Bank One, Lima, NA dated December 7, 1992 (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1933 under the Securities Act of 1933).
4.66 Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the Company June 7, 1993 (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.67 Mortgage and Security Agreement between the Company and Southtrust Bank of Alabama, National Association, dated September 29, 1992 (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.68 Commitment Letter dated as of May 30, 1993, from Society Bank & Trust for revolving credit facility, accepted by the Company June 22, 1993 (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
4.69 Commitment Letter dated as of July 1, 1993, from The Provident Bank, informing the Company of reaffirmation of line of credit (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933). (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1+    Amendment No. 1 to Arbor Health Care Company 1995 Stock Option Plan.
10.2+ Arbor Health Care Company Employee Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement dated April 18, 1997).
10.3 Share Purchase Agreement dated December 16, 1996 between the Company and Diane S. Bartoli, sole shareholder of Adult Services Unlimited, Inc. and Health Poconos, Inc. (incorporated by reference to Exhibit
         10.1 of the Company's 10-K for the year ended December 31, 1996).
10.4+ Key Executive Termination Payment Plan dated June 1, 1996 (incorporated by reference to Exhibit 10.2 of the Company's 10-K for the year ended December 31, 1996)
10.5+ Description of 1996 Bonus Plans for Named Executive Officers (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended December 31, 1996).
10.6 Purchase and Sale Agreement dated September 19, 1996 between the Company and Cumberland Healthcare, L.P. I-C. (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended September 30, 1996).
10.7 Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q. Baker, sole shareholder of Poly-Stat Supply Corporation(incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1996).
10.8 Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q. Baker and Richard E. Moon, shareholders of Poly-Stat Computer Applications, Inc (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1996).
10.9 Second Amendment to Lease Agreement dated March 18, 1996 between the Company and V & V Properties (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended March 31, 1996).
10.10+ Arbor Health Care Company 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Proxy Statement dated April 8, 1996).
10.11+ Description of 1995 Bonus Plans for Named Executive Officers (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1995).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.12 Asset Purchase Agreement dated April 28, 1995 between the Company and Fairlawn Associates Limited Partnership (incorporated by reference to
         Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30,
         1995).
10.13 Amendment to Asset Purchase Agreement dated June 1, 1995 between the Company and Fairlawn Associates Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995).
10.14 Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.3 of the Company's 10-Q for the quarter ended June 30, 1995).
10.15 Addendum to Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).
10.16 Share Purchase Agreement dated June 30, 1995 between the Company and Allan K. Vrable, sole shareholder of Alternacare Plus Enterprises, Inc. (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended June 30, 1995).
10.17+   Employment Agreement dated June 30, 1995 between the Company and Allan
         K. Vrable (incorporated by reference to Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).
10.18+ Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's Proxy Statement dated April 24, 1995)
10.19 Share Purchase Agreement dated June 30, 1994 between the Company and the Stockholders of Bay Geriatric Pharmacy, Inc. and Home Care Pharmacy, Inc. of Florida (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1994).
10.20 Lease Agreement between Highland Oaks Associates, LTD., and Bay Geriatric Pharmacy, dated May 23, 1991 (incorporated by reference to
         Exhibit 10.2 of the Company's 10-K for the year ended December 31,
         1994).
10.21 Lease Agreement between FGHP Properties, Limited Partnership and Home Care Pharmacy, Inc. of Florida, dated March 24, 1993 (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended December 31, 1994).
10.22 First Amendment to lease between the Company and Semi Cane Investments, Inc., as Successor in Interest to Great Western Bank dated June 17, 1994 (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31, 1994).
10.23 First Amendment to Lease Agreement dated March 11, 1994 between the Company and V & V Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-K for the year ended December 31, 1994).
10.24 Management Agreement between the Company and Fairlawn Nursing Home and Assisted Living, Inc. dated June 9, 1986, and amendments thereto dated June 13, 1986, October 1, 1990, and January 1, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.25 Lease Agreement between the Company and V & V Properties, dated June 2, 1988 (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.26 Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31, 1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.27 Business Property Lease between the Company and Office World, Inc. dated July 1, 1992 (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.28 Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.29 Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31, 1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.30 Office Lease between the Company and NFI MetroCenter II Associates dated November 15, 1992 (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.31 Lease Agreement between the Company and Marie Antoinette Partners, dated April 2, 1986 (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.32 Facility Lease by and between the Company and Cumberland Healthcare, L.P., I-C, dated February 1, 1989, as amended November 15, 1991 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.33 Lease and Security Agreement between BIP SUB I, INC. and Arbors East, Inc. dated April 1, 1991 (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.34 Operating Lease between the Company and Health Care Properties Investors, Inc. dated December 30, 1986 and Addendum dated March 23, 1987 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.35+ First Amended and Restated Incentive Stock Option Plan dated November 26, 1991 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.36 Management Agreement dated September 28, 1989 between the Company and The Druggist, Inc., as amended June 30, 1991 (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of
         1933).
10.37 Assignment and Assumption of Management Agreement dated January 4, 1989 among the Company, Fairlawn Nursing Home and Assisted Living, Inc., and Fairlawn Associates Limited Partnership, relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed on June 25, 1993 (File No. 33-65080) and incorporated by reference herein (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
10.38+ Certificate of Amendment dated July 7, 1993, to First Amended and Restated Incentive Stock Option Plan previously filed as Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 33-65080) and incorporated by reference herein (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of
         1933).
10.39 Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of West Virginia dated June 24, 1993 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 29, 1993 under the Securities Act of 1933).
10.40+ Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 29, 1993 under the Securities Act of 1933).
11.1     Statement Re Computation of Net Income Per Share.
27.1     Financial Data Schedule.

+Executive management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ARBOR HEALTH CARE COMPANY
                               (Registrant)




Date        8/5/97             By:  /s/ DENNIS R. SMITH
         ----------------         ------------------------------------------
                                   Dennis R. Smith, Senior Vice President -
                                    Finance and Chief Financial Officer




                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

3.1* Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
3.2*     Restated bylaws of the Company (incorporated by reference to Exhibit
         3.2 of the Company's Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
4.1 Demand Note dated June 2, 1997 between The Druggist, Inc. and National City Bank, Columbus.
4.2 Promissory Note dated June 2, 1997 between The Druggist, Inc. and National City Bank of Columbus.
4.3* Third Amendment to Amended and Restated Loan Agreement dated March 28, 1997 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company 10-Q for the quarter ended March 31, 1997).
4.4* Revolving Credit Note dated March 28, 1997 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.2 of the Company 10-Q for the quarter ended March 31, 1997).
4.5* Time Note dated March 10, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.3 of the Company 10-Q for the quarter ended March 31, 1997).
4.6* Term Loan Agreement dated January 15, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.4 of the Company 10-Q for the quarter ended March 31, 1997).
4.7* Open End Mortgage dated January 15, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.5 of the Company 10-Q for the quarter ended March 31, 1997).
4.8* Second Amendment to Amended and Restated Loan Agreement dated December 30, 1996 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1996).
4.9* Loan Agreement dated August 9, 1996 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1996).
4.10* Second Amended and Restated Revolving Credit and Term Loan Agreement dated June 28, 1996 between the Company and KeyBank National Association, fka Society National Bank (incorporated by reference to
         Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1996).
4.11* Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth Third Bank (incorporated by reference to Exhibit
         4.2 of the Company's 10-Q for the quarter ended June 30, 1996).
4.12* Promissory Note dated February 15, 1996 between the Company and Capital One Funding Corporation (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1996).
4.13* Reimbursement Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended March 31, 1996).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

4.14* Open-End Mortgage and Security Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended March 31, 1996).
4.15* Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to
         Exhibit 4.4 of the Company's 10-Q for the quarter ended March 31,
         1996).
4.16* Assignments of Leases and Rents (6) dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to
         Exhibit 4.5 of the Company's 10-Q for the quarter ended March 31,
         1996).
4.17* Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended March 31, 1996).
4.18* Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A. (incorporated by reference to
         Exhibit 4.7 of the Company's 10-Q for the quarter ended March 31,
         1996).
4.19* Working Capital Line of Credit extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended March 31, 1996).
4.20* Letter of Credit extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.9 of the Company's 10-Q for the quarter ended March 31, 1996).
4.21* Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.10 of the Company's 10- Q for the quarter ended March 31, 1996).
4.22* Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated February 9, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.11 of the Company's 10-Q for the quarter ended March 31, 1996).
4.23* Amendment to Amended and Restated Loan Agreement dated February 1, 1996 between the Company and Bank One, Lima, N.A. (incorporated by reference to Exhibit 4.12 of the Company's 10-Q for the quarter ended March 31,
         1996).
4.24* Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1995).
4.25* Working Capital Line of Credit extension letter dated December 21, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1995).
4.26* Letter of Credit extension letter dated December 21, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.3 of the Company's 10-K for the year ended December 31, 1995).
4.27* Second Amended and Restated Demand Promissory Note dated December 28, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-K for the year ended December 31, 1995).
4.28* Amended and Restated Revolving Credit and Term Loan Agreement dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-K for the year ended December 31, 1995).
4.29* Amendment to Loan Agreement dated September 14, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit
         4.1 of the Company's 10-Q for the quarter ended September 30, 1995).
4.30* Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1995).
4.31* Working Capital Line of Credit extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1995).
4.32* Letter of Credit extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.4 of the Company's 10-Q for the quarter ended September 30, 1995).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

4.33* Loan Agreement dated August 1, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1995).
4.34* Amended and Restated Loan Agreement dated August 1, 1995 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit
         4.6 of the Company's 10-Q for the quarter ended September 30, 1995).
4.35* Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated June 30, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1995).
4.36* Amendment to Loan Agreement dated June 30, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1995).
4.37* Amendment to Loan Agreement dated June 29, 1995 between the Company and Bank One (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.38* Amendment to Loan Agreement dated June 30, 1995 between the Company and The Fifth Third Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30, 1995).
4.39* Acquisition and Development Revolving Credit Facility extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1995).
4.40* Working Capital Line of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1995).
4.41* Letter of Credit extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.7 of the Company's 10-Q for the quarter ended June 30, 1995).
4.42* Loan Agreement amendment dated May 31, 1995 between the Company and Bank One (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1995).
4.43* Loan Agreement extension letter dated May 29, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended June 30, 1995).
4.44* Loan Agreement extension letter dated March 22, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit
         4.1 of the Company's 10-Q for the quarter ended March 31, 1995).
4.45* Line of Credit for Letters of Credit Agreement dated November 10, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1994).
4.46* Loan Agreement extension letter dated September 16, 1994 between the Company and The Provident Bank (incorporated by reference to Exhibit
         4.1 of the Company's 10-Q for the quarter ended September 30, 1994).
4.47* Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10- Q for the quarter ended September 30, 1994).
4.48* Working Capital Line of Credit extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1994).
4.49* Letter of Credit extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.4 of the Company's 10-Q for the quarter ended September 30, 1994).
4.50* Loan Agreement amendment dated September 15, 1994 between the Company and Bank One (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1994).
4.51* Revolving Credit and Term Loan Agreement dated April 11, 1994 between the Company and The Fifth Third Bank (incorporated by reference to
         Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1994).
4.52* Loan Agreement extension letter dated May 25, 1994 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30, 1994).
4.53* Acquisition and Development Revolving Credit Facility extension letter dated May 18, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10- Q for the quarter ended June 30, 1994).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

4.54* Acquisition and Development Revolving Credit Facility extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10- Q for the quarter ended June 30, 1994).
4.55* Working Capital Line of Credit extension letter dated May 16, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1994).
4.56* Working Capital Line of Credit extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1994).
4.57* Letter of Credit extension dated May 18, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30, 1994).
4.58* Letter of Credit extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit
         4.8 of the Company's 10-Q for the quarter ended June 30, 1994).
4.59* Loan Agreement dated December 21, 1993 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.60* Revolving Credit and Term Loan Agreement dated August 11, 1993 between the Company and The Provident Bank (incorporated by reference to
         Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30,
         1993).
4.61* Revolving Credit and Term Loan Agreement dated September 30, 1993 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1993).
4.62* Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society Bank & Trust (incorporated by reference to
         Exhibit 4.3 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.63* Line of Credit Agreement dated June 22, 1993 between the Company and Society Bank & Trust (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.64* Loan Agreement between the Company and The Provident Bank dated September 9, 1992 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.65* Loan Agreement between the Company and Bank One, Lima, NA dated December 7, 1992 (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1933 under the Securities Act of 1933).
4.66* Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the Company June 7, 1993 (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.67* Mortgage and Security Agreement between the Company and Southtrust Bank of Alabama, National Association, dated September 29, 1992 (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.68* Commitment Letter dated as of May 30, 1993, from Society Bank & Trust for revolving credit facility, accepted by the Company June 22, 1993 (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
4.69* Commitment Letter dated as of July 1, 1993, from The Provident Bank, informing the Company of reaffirmation of line of credit (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933). (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1+    Amendment No. 1 to Arbor Health Care Company 1995 Stock Option Plan.
10.2+* Arbor Health Care Company Employee Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement dated April 18, 1997).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.3* Share Purchase Agreement dated December 16, 1996 between the Company and Diane S. Bartoli, sole shareholder of Adult Services Unlimited, Inc. and Health Poconos, Inc. (incorporated by reference to Exhibit
         10.1 of the Company's 10-K for the year ended December 31, 1996).
10.4+* Key Executive Termination Payment Plan dated June 1, 1996 (incorporated by reference to Exhibit 10.2 of the Company's 10-K for the year ended December 31, 1996)
10.5+* Description of 1996 Bonus Plans for Named Executive Officers (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended December 31, 1996).
10.6* Purchase and Sale Agreement dated September 19, 1996 between the Company and Cumberland Healthcare, L.P. I-C. (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended September 30, 1996).
10.7* Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q. Baker, sole shareholder of Poly-Stat Supply Corporation(incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1996).
10.8* Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q. Baker and Richard E. Moon, shareholders of Poly-Stat Computer Applications, Inc (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1996).
10.9* Second Amendment to Lease Agreement dated March 18, 1996 between the Company and V & V Properties (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended March 31, 1996).
10.10+* Arbor Health Care Company 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Proxy Statement dated April 8, 1996).
10.11+* Description of 1995 Bonus Plans for Named Executive Officers (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1995).
10.12* Asset Purchase Agreement dated April 28, 1995 between the Company and Fairlawn Associates Limited Partnership (incorporated by reference to
         Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30,
         1995).
10.13* Amendment to Asset Purchase Agreement dated June 1, 1995 between the Company and Fairlawn Associates Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995).
10.14* Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.3 of the Company's 10-Q for the quarter ended June 30, 1995).
10.15* Addendum to Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the Company's 10-Q for the quarter ended June 30, 1995).
10.16* Share Purchase Agreement dated June 30, 1995 between the Company and Allan K. Vrable, sole shareholder of Alternacare Plus Enterprises, Inc. (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended June 30, 1995).
10.17+*  Employment Agreement dated June 30, 1995 between the Company and Allan
         K. Vrable (incorporated by reference to Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).
10.18+* Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's Proxy Statement dated April 24, 1995)
10.19* Share Purchase Agreement dated June 30, 1994 between the Company and the Stockholders of Bay Geriatric Pharmacy, Inc. and Home Care Pharmacy, Inc. of Florida (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1994).
10.20* Lease Agreement between Highland Oaks Associates, LTD., and Bay Geriatric Pharmacy, dated May 23, 1991 (incorporated by reference to
         Exhibit 10.2 of the Company's 10-K for the year ended December 31,
         1994).
10.21* Lease Agreement between FGHP Properties, Limited Partnership and Home Care Pharmacy, Inc. of Florida, dated March 24, 1993 (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended December 31, 1994).
10.22* First Amendment to lease between the Company and Semi Cane Investments, Inc., as Successor in Interest to Great Western Bank dated June 17, 1994 (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31, 1994).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.23* First Amendment to Lease Agreement dated March 11, 1994 between the Company and V & V Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-K for the year ended December 31, 1994).
10.24* Management Agreement between the Company and Fairlawn Nursing Home and Assisted Living, Inc. dated June 9, 1986, and amendments thereto dated June 13, 1986, October 1, 1990, and January 1, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.25* Lease Agreement between the Company and V & V Properties, dated June 2, 1988 (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.26* Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31, 1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.27* Business Property Lease between the Company and Office World, Inc. dated July 1, 1992 (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.28* Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.29* Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31, 1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.30* Office Lease between the Company and NFI MetroCenter II Associates dated November 15, 1992 (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.31* Lease Agreement between the Company and Marie Antoinette Partners, dated April 2, 1986 (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.32* Facility Lease by and between the Company and Cumberland Healthcare, L.P., I-C, dated February 1, 1989, as amended November 15, 1991 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.33* Lease and Security Agreement between BIP SUB I, INC. and Arbors East, Inc. dated April 1, 1991 (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.34* Operating Lease between the Company and Health Care Properties Investors, Inc. dated December 30, 1986 and Addendum dated March 23, 1987 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.35+* First Amended and Restated Incentive Stock Option Plan dated November 26, 1991 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.36* Management Agreement dated September 28, 1989 between the Company and The Druggist, Inc., as amended June 30, 1991 (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of
         1933).
10.37* Assignment and Assumption of Management Agreement dated January 4, 1989 among the Company, Fairlawn Nursing Home and Assisted Living, Inc., and Fairlawn Associates Limited Partnership, relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed on June 25, 1993 (File No. 33-65080) and incorporated by reference herein (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.38+* Certificate of Amendment dated July 7, 1993, to First Amended and Restated Incentive Stock Option Plan previously filed as Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No. 33-65080) and incorporated by reference herein (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of
         1933).
10.39* Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of West Virginia dated June 24, 1993 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 29, 1993 under the Securities Act of 1933).
10.40+* Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 29, 1993 under the Securities Act of 1933).
11.1    Statement Re Computation of Net Income Per Share.
27.1    Financial Data Schedule.

+Executive management contract or compensatory plan or arrangement.