Form 10-Q
period 1997-09-30
ARBOR HEALTH CARE CO /DE/
filed 1997-11-06
CIK 908312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR

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

                       Yes X       No
                          ---        ---

Shares of Registrant's Common Stock, $.03 par value, outstanding as of the close of business on October 31, 1997 -- 6,938,784.

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------

PART I -- FINANCIAL INFORMATION

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets .....................................................................3

           Consolidated Statements of Income ...............................................................4

           Consolidated Statements of Cash Flows ...........................................................5

           Notes to Interim Consolidated Financial Statements ..............................................6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...................................................7

           Forward-Looking Statements .....................................................................11

PART II -- OTHER INFORMATION

Item 1      Legal Proceedings..............................................................................12

Item 2      Changes in Securities..........................................................................12

Item 3      Defaults Upon Senior Securities................................................................12

Item 4      Submission of Matters to a Vote of Security Holders............................................12

Item 5      Other Information..............................................................................12

Item 6      Exhibits and Reports on Form 8-K...............................................................13


                         PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (In thousands, except for share data)

                                                                                      DECEMBER 31   SEPTEMBER 30
                                                                                         1996           1997
                                                                                      ----------     ----------
                                          ASSETS                                       (Note 1)

Current assets
    Cash and cash equivalents ................................................        $    5,761     $    6,781
    Accounts receivable, less allowances of $1,948 and
        $2,099, respectively .................................................            44,019         50,676
    Supply inventories .......................................................             2,963          3,839
    Other current assets .....................................................             3,503          3,620
    Deferred income taxes ....................................................             1,972          2,218
                                                                                      ----------     ----------
Total current assets .........................................................            58,218         67,134

Property and equipment
    Land and improvements ....................................................            25,337         25,418
    Buildings and improvements ...............................................            95,017         95,825
    Equipment and furnishings ................................................            40,477         44,119
    Leasehold improvements ...................................................             5,970          7,524
    Construction in process ..................................................             2,599         11,825
                                                                                      ----------     ----------
                                                                                         169,400        184,711
    Less allowances for depreciation and amortization ........................            33,564         40,108
                                                                                      ----------     ----------
Total property and equipment .................................................           135,836        144,603

Other assets
    Goodwill, less amortization of $926 and $1,582, respectively .............            13,034         20,124
    Deferred costs, less amortization of $3,475 and $3,407, respectively .....             2,205          1,718
    Sundry ...................................................................               181            316
                                                                                      ----------     ----------
Total other assets ...........................................................            15,420         22,158
                                                                                      ----------     ----------

                                                                                      $  209,474     $  233,895
                                                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable ............................................................        $    4,526     $        -
    Accounts payable .........................................................            11,121         12,252
    Accrued payroll and related items ........................................            11,522         14,837
    Other liabilities ........................................................            13,465         16,780
    Current maturities of long-term obligations ..............................             3,162          4,940
                                                                                      ----------     ----------
Total current liabilities ....................................................            43,796         48,809

Long-term obligations, less current maturities ...............................            94,643        103,720

Deferred income taxes ........................................................             5,019          6,264

Stockholders' equity
   Preferred stock, $.01 par value, Authorized - 2,000,000 shares
        None issued or outstanding                                                             -              -
   Series A Junior Participating Cumulative Preferred stock, $.01 par value,
         Authorized - 10,000 shares, None issued or outstanding                                -              -
    Common stock, $.03 par value, Authorized - 20,000,000 shares
        Issued and outstanding -- 6,904,054 and 6,937,427 shares, respectively               207            208
    Additional paid-in capital ...............................................            30,300         30,827
    Retained earnings ........................................................            35,509         44,067
                                                                                      ----------     ----------
Total stockholders' equity ...................................................            66,016         75,102
                                                                                      ----------     ----------

                                                                                      $  209,474     $  233,895
                                                                                      ==========     ==========

See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)




                                           THREE MONTHS              NINE MONTHS
                                        ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                      ----------------------    ----------------------
                                         1996         1997         1996         1997
                                      ---------    ---------    ---------    ---------

Net revenues
  Subacute care ...................   $  29,165    $  32,144    $  82,971    $  94,623
  Basic care ......................      21,110       21,113       62,722       63,901
  Pharmacy and other ..............       5,686        8,118       15,385       22,680
                                      ---------    ---------    ---------    ---------
Total net revenues ................      55,961       61,375      161,078      181,204

Expenses
  Operating .......................      43,578       47,624      127,011      141,614
  General corporate ...............       2,430        2,573        7,123        8,081
  Operating lease rental ..........       1,157        1,150        3,410        3,292
  Net interest ....................       1,884        2,022        5,161        6,106
  Depreciation and amortization ...       2,216        2,710        6,498        7,928
                                      ---------    ---------    ---------    ---------
Total expenses ....................      51,265       56,079      149,203      167,021

Other expense (income)
  Loss on disposal of property ....         315           61          498          306
  Interest and sundry .............         (32)         (62)        (130)        (174)
                                      ---------    ---------    ---------    ---------
Total other expense (income) ......         283           (1)         368          132
                                      ---------    ---------    ---------    ---------

Income before income taxes ........       4,413        5,297       11,507       14,051

Income taxes ......................       1,723        2,049        4,551        5,493
                                      ---------    ---------    ---------    ---------

Net income ........................   $   2,690    $   3,248    $   6,956    $   8,558
                                      =========    =========    =========    =========


Net income per share ..............   $    0.39    $    0.46    $    1.00    $    1.22
                                      =========    =========    =========    =========

Weighted average shares outstanding       6,954        7,090        6,970        7,035
                                      =========    =========    =========    =========



See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                           ----------------------------
                                                             1996                 1997
                                                           --------            --------
Operating activities
 Net income ............................................   $  6,956            $  8,558
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for depreciation ..........................      5,432               6,670
   Amortization ........................................      1,304               1,435
   Provision for deferred income taxes .................      1,534                 999
   Provision for losses on accounts receivable .........      1,447               2,285
   Loss on disposal of property ........................        498                 305
   Changes in operating assets and liabilities
    Accounts receivable ................................     (5,770)             (7,816)
    Supply inventories .................................        (71)               (668)
    Other current assets ...............................     (1,257)             (1,076)
    Deferred costs .....................................       (850)               (262)
    Accounts payable ...................................     (3,960)                874
    Accrued payroll and related items ..................      2,927               3,189
    Other liabilities (income tax payments of $4,766 and
      $3,857, respectively) ............................      1,521               3,151
                                                           --------            --------
Net cash provided by operating activities ..............      9,711              17,644
Investing activities
 Expenditures for property and equipment ...............    (18,417)            (14,010)
 Cash paid to acquire businessess, net of cash received      (6,775)             (5,514)
 Sundry and other ......................................         38                (105)
                                                           --------            --------
Net cash used in investing activities ..................    (25,154)            (19,629)
Financing activities
 Net repayments under line of credit agreements
  to finance development projects and acquisitions .....     (5,214)             (1,076)
 Net borrowings (repayments) of working capital
  under line of credit agreements ......................     (2,827)             (4,526)
 Borrowings on long-term obligations ...................     27,000              11,750
 Repayments of long-term obligations ...................     (6,014)             (3,603)
 Deferred financing costs ..............................       (759)                (68)
 Issuance of stock .....................................         64                 528
                                                           --------            --------
Net cash provided by financing activities ..............     12,250               3,005
                                                           --------            --------
Net decrease in cash and cash equivalents ..............     (3,193)              1,020
Cash and cash equivalents at beginning of period .......      6,394               5,761
                                                           --------            --------
Cash and cash equivalents at end of period .............   $  3,201            $  6,781
                                                           ========            ========

See accompanying notes

                   ARBOR HEALTH CARE COMPANY AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Arbor Health Care Company and subsidiaries (the "Company") at December 31, 1996 has been derived from the audited consolidated financial statements at that date. The consolidated balance sheet of the Company at September 30, 1997, and the consolidated statements of income and cash flows for the periods ended September 30, 1997 and 1996, have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations and cash flows for the period ended September 30, 1997 are not necessarily indicative of the operating results or cash flows for the full year.

2.       NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement No. 128, Earnings per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share is not expected to be material. In addition, the FASB has issued Statement No. 129 (Disclosure of Information about Capital Structure), Statement No. 130 (Reporting Comprehensive Income), and Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information), which are not anticipated to have a material effect on the Company.

3.       PENDING MERGER

On September 29, 1997, the Company entered into a definitive merger agreement with Extendicare Inc. ("Extendicare") pursuant to which Extendicare, through an indirect wholly-owned United States subsidiary, commenced a tender offer for any and all of the Company's outstanding shares at a price of $45.00 per share in cash. Under the merger agreement, the tender offer will be followed by a merger in which shares of the Company not purchased in the tender offer will be converted into the right to receive cash in the amount of $45.00 per share. As a result of the merger, the Company will become an indirect subsidiary of Extendicare.

Extendicare's tender offer commenced on October 3, 1997 and has been extended through November 25, 1997; however, Extendicare may further extend the expiration of the tender offer, as specified under the terms of the agreement. All regulatory approvals have been received except from the Ohio State Board of Pharmacy and the West Virginia Health Care Authority, which are expected to be received by November 21, 1997. For additional information regarding the merger agreement, refer to Extendicare's Schedule 14D-1 filed October 3, 1997, and amended on October 30, 1997; and the Company's Schedule 14D-9 filed October 6, 1997.

4.       ACQUISITIONS

The Company acquired all of the assets of seven outpatient rehabilitation centers in the Jacksonville, Florida area and one Comprehensive Outpatient Rehabilitation Facility ("CORF") in St. Augustine, Florida effective September 1, 1997 and July 15, 1997, respectively. Effective August 1, 1997, the Company acquired all of the outstanding stock of an institutional pharmacy in the Detroit, Michigan area. The combined purchase price of these acquisitions was $5.4 million, including $1.4 million in seller financing. Combined additional consideration of up to $1.5 million may be required for the Jacksonville, Florida area rehabilitation centers and Detroit, Michigan area pharmacy if certain earnings targets are attained through December 31, 1999 and December

31, 2001, respectively. The Company entered into an operating lease agreement, effective September 1, 1997, for a 116-bed nursing facility in Ohio. These acquisitions and the leased facility generated approximately $10.6 million in combined 1996 revenues.

Effective January 1, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Adult Services Unlimited, Inc. ("ASUI") and Health Poconos, Inc. ("HPI") for approximately $3.2 million, including $1.7 million in seller financing. ASUI and HPI are CORFs in the northeastern Pennsylvania market. In 1996, the two facilities had combined revenues of approximately $2.8 million.

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

The 1997 and 1996 acquisitions have been accounted for as purchases and results of operations are included from the dates of acquisition. The 1997 purchase prices which included approximately $5,578,000 paid in cash, seller-financed debt of approximately $3,050,000 and debt assumed of approximately $772,000 were allocated primarily to goodwill ($7,742,000), working capital ($904,000) and property and equipment ($754,000). The 1996 purchase prices which included approximately $6,753,000 paid in cash, seller-financed debt of approximately $193,000 and debt assumed of approximately $157,000 were allocated primarily to property and equipment ($5,006,000), goodwill ($1,834,000) and working capital ($263,000). The pro forma unaudited results of operations for the nine months ended September 30, 1997 and 1996, assuming the purchases had been consummated as of January 1, 1996, are not materially different from the reported results of operations.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company was formed in 1985 and first offered its Common Stock to public investors in August, 1993. As more fully described in the Annual Report on Form 10-K for the year ended December 31, 1996, the Company provides subacute and basic health care services to patients at its licensed nursing centers ("Centers"), operates four institutional pharmacies and provides rehabilitative services at ten outpatient rehabilitation centers. The Company's growth strategy includes the development of new Centers with subacute units, increasing the proportion of managed care patients and pursuing strategic acquisition opportunities in selected markets. During 1996, the Company opened a 36-bed addition to an existing Center in the first quarter, a 79-bed Center in April, a 116-bed Center in August and a 120-bed Center in late December. The Company acquired two businesses that provide medical supplies and Medicare billing services and purchased a 100-bed Center previously operated under a lease agreement effective June, 1996 and September, 1996, respectively. Effective January 1, 1997, the Company acquired two Comprehensive Outpatient Rehabilitation Facilities ("CORFs") that service the northeastern Pennsylvania market. The Company acquired one CORF and seven outpatient rehabilitation centers that service northeast Florida, effective July 15, 1997 and September 1, 1997, respectively. The Company acquired a Detroit, Michigan area institutional pharmacy effective August 1, 1997. The Company entered into an operating lease agreement, effective September 1, 1997, for a 116-bed licensed nursing facility in Ohio. As of September 30, 1997, the Company operated 3,696 beds in its 31 Centers located in five states. The Company's institutional pharmacies, located in Ohio, Florida and Michigan, service 250 non-affiliated facilities and 30 of the Company's Centers. The Company's ten outpatient rehabilitation centers service over 7,000 patients annually. Refer to Note 4 of the Notes to Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following tables set forth elements of net revenue for the periods presented:

                                                                THREE MONTHS                          NINE MONTHS
                                                             ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                                       -------------------------------       ------------------------------
                                                           1996               1997               1996              1997
                                                       ------------       ------------       ------------      ------------
Services Provided as Percentage of
   Total Net Revenue:
         Subacute Care (1)                                     52.1%              52.4%              51.5%             52.2%
         Basic Care                                            37.8               34.4               38.9              35.3
         Pharmacy and Other (2)                                10.1               13.2                9.6              12.5
                                                       ------------       ------------       ------------      ------------
                  Total                                       100.0%             100.0%             100.0%            100.0%
                                                       ============       ============       ============      ============
Payor Type as Percentage of
  Total Net Revenue:
         Private (3)                                           34.0%              36.0%              33.1%             36.0%
         Medicare                                              33.8               29.7               35.4              32.0
         Medicaid                                              32.2               34.3               31.5              32.0
                                                       ------------       ------------       ------------      ------------
                  Total                                       100.0%             100.0%             100.0%            100.0%
                                                       ============       ============       ============      ============
Payor Type as Percentage of
 Subacute Care Net Revenue:
         Private (3)                                           27.3%              27.9%              25.0%             28.5%
         Medicare                                              61.4               52.8               64.9              57.1
         Medicaid                                              11.3               19.3               10.1              14.4
                                                       ------------       ------------       ------------      ------------
                  Total                                       100.0%             100.0%             100.0%            100.0%
                                                       ============       ============       ============      ============
Payor Type as Percentage of
 Basic Care Net Revenue:
         Private (3)                                           40.6%              41.6%              41.6%             41.4%
         Medicaid                                              59.4               58.4               58.4              58.6
                                                       ------------       ------------       ------------      ------------
                  Total                                       100.0%             100.0%             100.0%            100.0%
                                                       ============       ============       ============      ============
Payor Type as Percentage of
 Pharmacy and Other Net Revenue:
         Private (3)                                           43.7%              53.2%              41.9%             52.8%
         Medicare                                              17.8               15.6               20.4              17.1
         Medicaid                                              38.5               31.2               37.7              30.1
                                                       ------------       ------------       ------------      ------------
                  Total                                       100.0%             100.0%             100.0%            100.0%
                                                       ============       ============       ============      ============


The following tables set forth certain operating data for the periods presented:

                                                                  THREE MONTHS                          NINE MONTHS
                                                               ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                                        --------------------------------      -------------------------------
                                                            1996               1997               1996              1997
                                                        -------------      -------------      ------------      -------------
Number of Licensed Beds (end of period):
         Subacute Care                                          1,117              1,193             1,117              1,193
         Basic Care                                             2,341              2,503             2,341              2,503
                                                        -------------      -------------      ------------      -------------
                  Total                                         3,458              3,696             3,458              3,696
                                                        =============      =============      ============      =============
Average Number of Licensed Beds:
         Subacute Care                                          1,069              1,188             1,005              1,206
         Basic Care                                             2,350              2,431             2,335              2,387
                                                        -------------      -------------      ------------      -------------
                  Total                                         3,419              3,619             3,340              3,593
                                                        =============      =============      ============      =============
Average Occupancy (4):
         Subacute Care                                           78.3%              86.1%             81.2%              83.1%
         Basic Care                                              93.6               95.4              92.6               94.7
         Total Occupancy                                         88.8               92.4              89.2               90.8
Subacute Census Mix Percentage:
         Private (3)                                             27.0%              28.1%             22.9%              28.0%
         Medicare                                                61.9               52.1              66.8               56.6
         Medicaid                                                11.1               19.8              10.3               15.4
                                                        -------------      -------------      ------------      -------------
                  Total                                         100.0%             100.0%            100.0%             100.0%
                                                        =============      =============      ============      =============

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

 THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Total net revenues for the three months ended September 30, 1997 of $61.4 million, increased $5.4 million, or 9.7%, from the three months ended September 30, 1996. Internal growth generated 62% of the increase and the balance resulted from 1997 acquisitions. Revenues from Start-Up Centers (developed Centers in operation for less than 24 months as of the period reported upon) provided 97% of the internal growth. Total occupancy increased to 92.4% from 88.8% in the comparable period of the prior year due to improved occupancy in both Mature Centers (Centers in operation for 24 months or more as of the period reported upon) and Start-Up Centers. Subacute care revenues increased $3.0 million, or 10.2%, due to more beds and improved occupancy ($5.6 million), partially offset by lower average rates ($2.6 million). The decrease in subacute rates is due to changes in payor mix and the Company's cost-reduction measures. Managed care patients accounted for a higher percentage of the total subacute patients serviced, 20.1% in the current period compared to 16.9% for the quarter ended September 30, 1996. Lower costs of providing therapies, pharmaceuticals and medical supplies ("Ancillaries") in Mature Centers, as discussed below, reduced Medicare rates from the comparable period in 1996, as Medicare revenues are based upon Center specific costs. Basic care revenues remained relatively flat due to more beds and improved occupancy offset by decreased rates due to the Company's cost-reduction efforts. Pharmacy and other, primarily outpatient, revenues increased $2.4 million, or 42.8%, due to the 1997 acquisitions ($1.8 million) and increased sales volume ($0.6 million).

         Operating expenses, for the three months ended September 30, 1997 of $47.6 million increased $4.0 million, or 9.3%, over the comparable period in 1996. As a percent of revenue, operating costs decreased to 77.6% from 77.9% for the comparable period in the prior year. Approximately 97% of the increase in operating costs was due to Start-Up Centers and 1997 acquisitions. The remainder of the increase was attributable to an increase in pharmacy operating costs. Compensation expenses for Center staff of $22.4 million, which are included in operating expenses, increased by $2.1 million, or 10.3%. Start-Up

Centers accounted for $1.4 million of the increase. The cost of providing Ancillaries increased $1.4 million due to Start-Up Centers, the 1996 and 1997 acquisitions and costs associated with increased pharmacy sales offset in part by reduced costs at Mature Centers. Mature Center Ancillary Services costs decreased 11.6% when compared to the same period in the prior year due to Company efforts in converting therapy to in-house programs rather than purchasing from contract therapy providers. All other costs in Mature and Start-Up Centers increased $.5 million.

         Ownership costs increased $.6 million, or 11.9%, primarily due to Start-Up Centers and the 1997 acquisitions.

         Net income increased by $.6 million, or 20.7%, primarily as a result of the foregoing factors.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Total net revenues for the nine months ended September 30, 1997 of $181.2 million increased $20.1 million, or 12.5%, from the nine months ended September 30, 1996. Internal growth generated 76% of the increase and the balance resulted from 1996 and 1997 acquisitions. Revenues from Start-Up Centers provided 87% of the internal growth. Total occupancy increased to 90.8% from 89.2% in the comparable period of the prior year due to improved occupancy in both Mature and Start-Up Centers. Subacute care revenues increased $11.7 million, or 14.0%, due to more beds and improved occupancy ($17.4 million) partially offset by lower average rates ($5.7 million). The decrease in subacute rates is due to a change in payor mix and the Company's cost-reduction efforts, as described below. Managed care patients accounted for 19.2% of the total subacute patients serviced compared to 12.8% for the nine months ended September 30, 1996. Basic care revenues increased $1.2 million, or 1.9%, due to more beds and improved occupancy ($1.9 million) offset by decreased rates resulting from lower operating costs ($0.7 million). Pharmacy and other, primarily outpatient, revenues increased $7.3 million, or 47.4%, due to the 1996 and 1997 acquisitions ($4.6 million) and increased sales volume ($2.7 million).

         Operating expenses for the nine months ended September 30, 1997 of $141.6 million increased $14.6 million, or 11.5%, over the comparable period in 1996. As a percent of revenue, operating costs decreased to 78.2% from 78.9% for the comparable period in the prior year. Approximately 97% of the increase in operating costs was due to Start-Up Centers and 1996 and 1997 acquisitions. The remainder of the net increase was due to an increase in pharmacy operating costs offset by a decrease in Mature Center costs. Compensation expenses for Center staff of $65.4 million increased by $6.0 million, or 10.1%. Start-Up Centers accounted for $5.4 million of the increase. The cost of providing Ancillaries increased $5.8 million due to Start-Up Centers, the 1996 and 1997 acquisitions and costs associated with increased pharmacy sales offset in part by reduced costs at Mature Centers. Mature Center Ancillary Services costs decreased 9.3% when compared to the same period in the prior year as a result of Company efforts in converting therapy to in-house programs rather than purchasing from contract therapy providers. All other costs in Mature and Start-Up Centers increased $2.8 million.

         General corporate expenses increased $1.0 million, or 13.4%, due to costs incurred to support internal growth and pursue strategic acquisitions.

         Ownership costs increased $2.3 million, or 15.0%, primarily due to Start-Up Centers and the 1997 acquisitions.

         Net income increased by $1.6 million, or 23%, primarily as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth during the last two years has been financed with cash from operating and financing activities. Cash from operating activities primarily has been provided by net income from operations. Non-cash expense items included in net income and increases in other current liabilities offset increased accounts receivable primarily associated with 1997 acquisitions, Start-Up Centers, and increased managed care revenues. Also, in the comparable period in 1996, payments of accounts payable accounted for the use of operating cash. Net borrowings on long-term obligations have been the source of cash from financing activities for the nine month periods ended September 30, 1997 and 1996. Expenditures for investing activities primarily have been for the development of new Centers and renovations to the existing Centers. Additionally, in 1997, expenditures were made for the acquisition of three
CORFs and seven outpatient rehabilitation centers and an institutional pharmacy.

         At September 30, 1997, the Company had working capital of $18.3 million compared to $14.4 million at December 31, 1996. Increased accounts receivable offset by a decrease in notes payable accounted for the majority of the working capital increase. The number of days of net revenues in net receivables for the quarter increased to 76 days at September 30, 1997 compared to 70 days at December 31, 1996. The increase in receivables is due to 1997 acquisitions, Start-Up Centers and increased managed care revenues.

         The Company has revolving credit facilities ("Credit Facilities") with four banks that are renewable annually. These Credit Facilities provide working capital, letters of credit, and acquisition and development financing of $9.0 million, $4.4 million and $51.5 million, respectively. As of September 30, 1997, $2.7 million of letters of credit were outstanding, and $41.1 million of acquisition and development lines had been committed. The annual rates charged by the banks vary. Interest rates on the working capital lines range from London Interbank Offered Rates ("LIBOR") plus 1.5% to prime and on the acquisition/development facilities from LIBOR plus 1.75% to LIBOR plus 2.0%. Annual fees of 1.0% to 1.5% are charged by the banks issuing letters of credit under these facilities.

         Long term obligations, including current maturities, which provide funds for financing Centers and acquisitions, totaled approximately $108.7 million at September 30, 1997. These obligations are for varying amounts and for terms that expire at varying times over the next 19 years. Interest rates on outstanding obligations ranged from 3.81% to 10.75% at September 30, 1997. The Company has been successful in obtaining permanent financing but uses its Credit Facilities as interim sources of financing when appropriate.

         The Company has various ongoing needs for capital, including (i) working capital for operations; (ii) capital expenditures for its Centers or other facilities; and (iii) capital expenditures for the development of new Centers and potential acquisitions. During the remainder of 1997, the Company expects to utilize approximately $9.3 million for the development of four Centers and an addition to an existing Center; $1.3 million for Center renovations; $1.9 million for other routine capital expenditures; and approximately $3.0 million for acquisitions. The Company currently holds eight Certificate of Need ("CON") approvals for 791 beds, which will be utilized to open the above mentioned Centers and addition in 1998 and three centers in 1999. The Company anticipates 1998 revenues from the new facility development to be approximately $18.0 to $20.0 million based upon historical fill-up rates and the current construction schedule. The cost of these projects range from $6.0 to $7.5 million per 120-bed Center. Two of the CON approvals for 240 beds, which are scheduled to open in 1999, have been appealed by other providers and, therefore, are not yet final. Management believes when all sources of capital are considered, including cash to be generated by operating activities, Credit Facilities likely to be available, and other financing activities to be undertaken, that sufficient capital resources will be available to carry out anticipated undertakings during the next 12 to 24 months.

         On September 29, 1997, the Company entered into a definitive merger agreement with Extendicare Inc. ("Extendicare") pursuant to which Extendicare, through an indirect wholly-owned United States subsidiary, commenced a tender offer for any and all of the Company's outstanding shares at a price of $45.00 per share in cash. Under the merger agreement, the tender offer will be followed by a merger in which shares of the Company not purchased in the tender offer will be converted into the right to receive cash in the amount of $45.00 per share. As a result of the merger, the Company will become an indirect subsidiary of Extendicare. Upon consummation of the merger, Management believes that the majority of the Company's outstanding debt will be refinanced by Extendicare's lending institution.

         Extendicare's tender offer commenced on October 3, 1997 and has been extended through November 25, 1997; however, Extendicare may further extend the expiration of the tender offer, as specified under the terms of the agreement. All regulatory approvals have been received except from the Ohio State Board of Pharmacy and the West Virginia Health Care Authority, which are expected to be received by November 21, 1997. For additional information regarding the merger agreement, refer to Extendicare's Schedule 14D-1 filed October 3, 1997, and amended on October 30, 1997; and the Company's Schedule 14D-9 filed October 6, 1997.

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

         Budget legislation recently passed by Congress has targeted the Medicare program for reductions in spending growth of approximately $9.2 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment program for skilled and subacute services. The Medicare prospective rate, which reimburses for routine, ancillary and capital costs, will be a blended rate based on 1995 facility costs adjusted by an inflation factor and a national rate. The national rate is subject to adjustment for case mix (acuity) and variation in geographic labor costs. In January 1999, the initial year of a four year phase-in period, the prospective rate will be based on 75% facility costs and 25% national rate. In 2000, the prospective rate will be based on 50% facility costs and 50% national rate and so on until the year 2002 when the prospective rate will be 100% national rate. Currently, the Company derives approximately 32% of its revenue from Medicare. Additionally, the Congressional Budget Office has revised economic projections which include Medicaid cuts of $2.4 billion to Medicaid long term care providers over the next five years. Currently, the Company derives approximately 32% of its revenues from Medicaid. Management believes that in the initial year of the phase-in period of Medicare prospective payment, the Company's reimbursement rates should not be lower than current rates and could possibly be higher. However, until the rates are ultimately determined under the prospective payment system, the Company will not be able to determine the exact nature or long term financial impact of the legislative changes. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or be sufficient to cover the costs allocable to serving its Medicare and Medicaid patients. Concern about the potential effects of the budget legislation has contributed to the volatility of prices of securities of companies in health care and related industries. See "Item 1. Business - Sources of Revenue" and "-Government Regulation - Government Reimbursement Programs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                  None

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)      Exhibits

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
3.1               Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
3.2               Restated bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's
                  Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities
                  Act of 1933).
4.1               Loan Agreement dated July 11, 1997 between the Company and The Provident Bank.
4.2               Promissory Note dated June 30, 1997 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1997 which
                  Exhibit was omitted from the Exhibit Index of said Form 10-Q).
4.3               Demand Note dated June 2, 1997 between The Druggist, Inc. and National City Bank, Columbus
                  (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30,
                  1997, which Exhibit was referred to as Exhibit 4.1 in the Exhibit Index of said Form 10-Q).
4.4               Promissory Note dated June 2, 1997 between The Druggist, Inc. and National City Bank of
                  Columbus (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended
                  June 30, 1997, which Exhibit was referred to as Exhibit 4.2 in the Exhibit Index of said Form
                  10-Q).
4.5               Third Amendment to Amended and Restated Loan Agreement dated March 28, 1997 between the Company and Bank One, Lima, NA. (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1997).
4.6               Revolving Credit Note dated March 28, 1997 between the Company and Bank One, Lima, NA
                  (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended March 31,
                  1997).
4.7               Time Note dated March 10, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended March 31, 1997).
4.8               Term Loan Agreement dated January 15, 1997 between the Company and Capital Bank, NA
                  (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended March 31,
                  1997).
4.9               Open End Mortgage dated January 15, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended March 31, 1997).
4.10              Second Amendment to Amended and Restated Loan Agreement dated December 30, 1996 between the
                  Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1996).
4.11              Loan Agreement dated August 9, 1996 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1996).
4.12              Second Amended and Restated Revolving Credit and Term Loan Agreement dated June 28, 1996 between the Company and KeyBank National Association, fka Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1996).
4.13              Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth Third
                  Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June
                  30, 1996).
4.14              Promissory Note dated February 15, 1996 between the Company and Capital One Funding Corporation
                  (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31,
                  1996).
4.15              Reimbursement Agreement dated February 12, 1996 between the Company and Bank One, Kentucky,
                  N.A. (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended
                  March 31, 1996).
4.16              Open-End Mortgage and Security Agreement dated February 12, 1996 between the Company and Bank
                  One, Kentucky, N.A. (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended March 31, 1996).
4.17              Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended March 31, 1996).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.18              Assignments of Leases and Rents (6) dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended March 31, 1996).
4.19              Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A.
                  (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended March 31,
                  1996).
4.20              Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended March 31, 1996).
4.21              Working Capital Line of Credit extension letter dated March 31, 1996 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended March 31, 1996).
4.22              Letter of Credit extension letter dated March 31, 1996 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended
                  March 31, 1996).
4.23              Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.10 of the
                  Company's 10- Q for the quarter ended March 31, 1996).
4.24              Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated
                  February 9, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit
                  4.11 of the Company's 10-Q for the quarter ended March 31, 1996).
4.25              Amendment to Amended and Restated Loan Agreement dated February 1, 1996 between the Company and Bank One, Lima, N.A. (incorporated by reference to Exhibit 4.12 of the Company's 10-Q for the quarter ended March 31, 1996).
4.26              Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-K for the year ended December 31, 1995).
4.27              Working Capital Line of Credit extension letter dated December 21, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1995).
4.28              Letter of Credit extension letter dated December 21, 1995 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-K for the year ended December 31, 1995).
4.29              Second Amended and Restated Demand Promissory Note dated December 28, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-K for the year ended December 31, 1995).
4.30              Amended and Restated Revolving Credit and Term Loan Agreement dated June 1, 1995 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's
                  10-K for the year ended December 31, 1995).
4.31              Amendment to Loan Agreement dated September 14, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September
                  30, 1995).
4.32              Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the
                  Company's 10-Q for the quarter ended September 30, 1995).
4.33              Working Capital Line of Credit extension letter dated August 31, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1995).
4.34              Letter of Credit extension letter dated August 31, 1995 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1995).
4.35              Loan Agreement dated August 1, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1995).
4.36              Amended and Restated Loan Agreement dated August 1, 1995 between the Company and Bank One,
                  Lima, NA (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended
                  September 30, 1995).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.37              Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated June 30, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.38              Amendment to Loan Agreement dated June 30, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.39              Amendment to Loan Agreement dated June 29, 1995 between the Company and Bank One (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.40              Amendment to Loan Agreement dated June 30, 1995 between the Company and The Fifth Third Bank
                  (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.41              Acquisition and Development Revolving Credit Facility extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.42              Working Capital Line of Credit extension letter dated June 1, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1995).
4.43              Letter of Credit extension letter dated June 1, 1995 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June
                  30, 1995).
4.44              Loan Agreement amendment dated May 31, 1995 between the Company and Bank One (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1995).
4.45              Loan Agreement extension letter dated May 29, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.46              Loan Agreement extension letter dated March 22, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31,
                  1995).
4.47              Line of Credit for Letters of Credit Agreement dated November 10, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1994).
4.48              Loan Agreement extension letter dated September 16, 1994 between the Company and The Provident
                  Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended
                  September 30, 1994).
4.49              Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the
                  Company's 10- Q for the quarter ended September 30, 1994).
4.50              Working Capital Line of Credit extension letter dated August 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1994).
4.51              Letter of Credit extension letter dated August 31, 1994 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1994).
4.52              Loan Agreement amendment dated September 15, 1994 between the Company and Bank One
                  (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September
                  30, 1994).
4.53              Revolving Credit and Term Loan Agreement dated April 11, 1994 between the Company and The Fifth
                  Third Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1994).
4.54              Loan Agreement extension letter dated May 25, 1994 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30,
                  1994).
4.55              Acquisition and Development Revolving Credit Facility extension letter dated May 18, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the
                  Company's 10- Q for the quarter ended June 30, 1994).
4.56              Acquisition and Development Revolving Credit Facility extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the
                  Company's 10- Q for the quarter ended June 30, 1994).
4.57              Working Capital Line of Credit extension letter dated May 16, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1994).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.58              Working Capital Line of Credit extension letter dated July 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1994).
4.59              Letter of Credit extension dated May 18, 1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30,
                  1994).
4.60              Letter of Credit extension letter dated July 31, 1994 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June
                  30, 1994).
4.61              Loan Agreement dated December 21, 1993 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.62              Revolving Credit and Term Loan Agreement dated August 11, 1993 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1993).
4.63              Revolving Credit and Term Loan Agreement dated September 30, 1993 between the Company and
                  Society Bank & Trust (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1993).
4.64              Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society
                  Bank & Trust (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement
                  on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.65              Line of Credit Agreement dated June 22, 1993 between the Company and Society Bank & Trust
                  (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.66              Loan Agreement between the Company and The Provident Bank dated September 9, 1992 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.67              Loan Agreement between the Company and Bank One, Lima, NA dated December 7, 1992 (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1933 under the Securities Act of 1933).
4.68              Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the Company June 7,
                  1993 (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.69              Mortgage and Security Agreement between the Company and Southtrust Bank of Alabama, National
                  Association, dated September 29, 1992 (incorporated by reference to Exhibit 4.8 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
4.70              Commitment Letter dated as of May 30, 1993, from Society Bank & Trust for revolving credit facility, accepted by the Company June 22, 1993 (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
4.71              Commitment Letter dated as of July 1, 1993, from The Provident Bank, informing the Company of reaffirmation of line of credit (incorporated by reference to Exhibit 4.10 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities
                  Act of 1933). (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1              Asset Purchase Agreement dated September 10, 1997 between the Company; and Barnes E. Sale, III,
                  Don J. Hunter, Arthur J. Collier, James E. Harrison and David A. Shelton, owners of all the outstanding capital stock of Jacksonville Group, Inc.; Robert M. Weldon, Arthur J. Collier and
                  Dan W. Weldon, owners of all the outstanding capital stock of Center for Sports Physical
                  Therapy, Inc.; Don J. Hunter, owner of all the outstanding capital stock of Jacksonville
                  Rehabilitation Center, Inc.
10.2              Share Purchase Agreement dated July 31, 1997 between the Company and Paulette Najarian-Knight and Paulette Najarian-Knight Trustee of Paulette Najarian-Knight Charitable Trust.
10.3              Lease Agreement dated July 23, 1997 between the Company and Pinecrest Care Center.
10.4              Asset Purchase Agreement dated July 15, 1997 between the Company and Total Living Care of St.
                  Augustine, Inc. and Tony J. Marchio.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.5+             Amendment No. 1 to Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's 10-Q f or the quarter ended June 30, 1997).
10.6+             Arbor Health Care Company Employee Stock Purchase Plan (incorporated by reference to the
                  Company's Proxy Statement dated April 18, 1997).
10.7              Share Purchase Agreement dated December 16, 1996 between the Company and Diane S. Bartoli, sole shareholder of Adult Services Unlimited, Inc. and Health Poconos, Inc. (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1996).
10.8+             Key Executive Termination Payment Plan dated June 1, 1996 (incorporated by reference to Exhibit
                  10.2 of the Company's 10-K for the year ended December 31, 1996)
10.9+             Description of 1996 Bonus Plans for Named Executive Officers (incorporated by reference to
                  Exhibit 10.3 of the Company's 10-K for the year ended December 31, 1996).
10.10             Purchase and Sale Agreement dated September 19, 1996 between the Company and Cumberland
                  Healthcare, L.P. I-C. (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended September 30, 1996).
10.11             Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q. Baker, sole shareholder of Poly-Stat Supply Corporation(incorporated by reference to Exhibit 10.1 of the
                  Company's 10-Q for the quarter ended June 30, 1996).
10.12             Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q. Baker and
                  Richard E. Moon, shareholders of Poly-Stat Computer Applications, Inc (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1996).
10.13             Second Amendment to Lease Agreement dated March 18, 1996 between the Company and V & V
                  Properties (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended March 31, 1996).
10.14+            Arbor Health Care Company 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Proxy Statement dated April 8, 1996).
10.15+            Description of 1995 Bonus Plans for Named Executive Officers (incorporated by reference to
                  Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1995).
10.16             Asset Purchase Agreement dated April 28, 1995 between the Company and Fairlawn Associates
                  Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1995).
10.17             Amendment to Asset Purchase Agreement dated June 1, 1995 between the Company and Fairlawn
                  Associates Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995).
10.18             Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan
                  K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.3 of the Company's
                  10-Q for the quarter ended June 30, 1995).
10.19             Addendum to Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy,
                  Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
10.20             Share Purchase Agreement dated June 30, 1995 between the Company and Allan K. Vrable, sole shareholder of Alternacare Plus Enterprises, Inc. (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended June 30, 1995).
10.21+            Employment Agreement dated June 30, 1995 between the Company and Allan K. Vrable (incorporated by reference to Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).
10.22+            Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's
                  Proxy Statement dated April 24, 1995)
10.23             Share Purchase Agreement dated June 30, 1994 between the Company and the Stockholders of Bay
                  Geriatric Pharmacy, Inc. and Home Care Pharmacy, Inc. of Florida (incorporated by reference to
                  Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1994).
10.24             Lease Agreement between Highland Oaks Associates, LTD., and Bay Geriatric Pharmacy, dated May
                  23, 1991 (incorporated by reference to Exhibit 10.2 of the Company's 10-K for the year ended
                  December 31, 1994).
10.25             Lease Agreement between FGHP Properties, Limited Partnership and Home Care Pharmacy, Inc. of
                  Florida, dated March 24, 1993 (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended December 31, 1994).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.26             First Amendment to lease between the Company and Semi Cane Investments, Inc., as Successor in
                  Interest to Great Western Bank dated June 17, 1994 (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31, 1994).
10.27             First Amendment to Lease Agreement dated March 11, 1994 between the Company and V & V
                  Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-K for the year ended
                  December 31, 1994).
10.28             Management Agreement between the Company and Fairlawn Nursing Home and Assisted Living, Inc.
                  dated June 9, 1986, and amendments thereto dated June 13, 1986, October 1, 1990, and January 1,
                  1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.29             Lease Agreement between the Company and V & V Properties, dated June 2, 1988 (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.30             Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31,
                  1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.3 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                  Act of 1933).
10.31             Business Property Lease between the Company and Office World, Inc. dated July 1, 1992
                  (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.32             Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.33             Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31,
                  1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.6 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                  Act of 1933).
10.34             Office Lease between the Company and NFI MetroCenter II Associates dated November 15, 1992
                  (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.35             Lease Agreement between the Company and Marie Antoinette Partners, dated April 2, 1986
                  (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.36             Facility Lease by and between the Company and Cumberland Healthcare, L.P., I-C, dated February
                  1, 1989, as amended November 15, 1991 (incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.37             Lease and Security Agreement between BIP SUB I, INC. and Arbors East, Inc. dated April 1, 1991
                  (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.38             Operating Lease between the Company and Health Care Properties Investors, Inc. dated December
                  30, 1986 and Addendum dated March 23, 1987 (incorporated by reference to Exhibit 10.11 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.39+            First Amended and Restated Incentive Stock Option Plan dated November 26, 1991 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.40             Management Agreement dated September 28, 1989 between the Company and The Druggist, Inc., as amended June 30, 1991 (incorporated by reference to Exhibit 10.14 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.41             Assignment and Assumption of Management Agreement dated January 4, 1989 among the Company,
                  Fairlawn Nursing Home and Assisted Living, Inc., and Fairlawn Associates Limited Partnership,
                  relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration
                  Statement on Form S-1 filed on June 25, 1993 (File No. 33-65080) and incorporated by reference herein (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on
                  Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
10.42+            Certificate of Amendment dated July 7, 1993, to First Amended and Restated Incentive Stock
                  Option Plan previously filed as Exhibit 10.12 of the Company's Registration Statement on Form
                  S-1 (File No. 33- 65080) and incorporated by reference herein (incorporated by reference to
                  Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                  July 9, 1993 under the Securities Act of 1933).
10.43             Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of
                  West Virginia dated June 24, 1993 (incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed July 29, 1993 under the Securities
                  Act of 1933).
10.44+            Form of Indemnification Agreement between the Company and its Directors and Executive Officers
                  (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed July 29, 1993 under the Securities Act of 1933).
11.1              Statement Re Computation of Net Income Per Share.
27.1              Financial Data Schedule.

+Executive management contract or compensatory plan or arrangement.

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARBOR HEALTH CARE COMPANY
                                        (Registrant)




Date      11/6/97                   By: /s/ DENNIS R. SMITH
          ----------                   -----------------------------------------
                                        Dennis R. Smith, Senior Vice President -
                                        Finance and Chief Financial Officer




                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
3.1*              Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities Act of 1933).
3.2*              Restated bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's
                  Registration Statement on Form S-3 (File No. 33-93470) filed June 14, 1995 under the Securities
                  Act of 1933).
4.1               Loan Agreement dated July 11, 1997 between the Company and The Provident Bank.
4.2*              Promissory Note dated June 30, 1997 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1997 which
                  Exhibit was omitted from the Exhibit Index of said Form 10-Q).
4.3*              Demand Note dated June 2, 1997 between The Druggist, Inc. and National City Bank, Columbus
                  (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30,
                  1997, which Exhibit was referred to as Exhibit 4.1 in the Exhibit Index of said Form 10-Q).
4.4*              Promissory Note dated June 2, 1997 between The Druggist, Inc. and National City Bank, Columbus
                  (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30,
                  1997, which Exhibit was referred to as Exhibit 4.2 in the Exhibit Index of said Form 10-Q).
4.5*              Third Amendment to Amended and Restated Loan Agreement dated March 28, 1997 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company 10-Q for the quarter ended March 31, 1997).
4.6*              Revolving Credit Note dated March 28, 1997 between the Company and Bank One, Lima, NA
                  (incorporated by reference to Exhibit 4.2 of the Company 10-Q for the quarter ended March 31,
                  1997).
4.7*              Time Note dated March 10, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.3 of the Company 10-Q for the quarter ended March 31, 1997).
4.8*              Term Loan Agreement dated January 15, 1997 between the Company and Capital Bank, NA
                  (incorporated by reference to Exhibit 4.4 of the Company 10-Q for the quarter ended March 31,
                  1997).
4.9*              Open End Mortgage dated January 15, 1997 between the Company and Capital Bank, NA (incorporated by reference to Exhibit 4.5 of the Company 10-Q for the quarter ended March 31, 1997).
4.10*             Second Amendment to Amended and Restated Loan Agreement dated December 30, 1996 between the
                  Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1996).
4.11*             Loan Agreement dated August 9, 1996 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1996).
4.12*             Second Amended and Restated Revolving Credit and Term Loan Agreement dated June 28, 1996 between the Company and KeyBank National Association, fka Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1996).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.13*             Loan Agreement extension letter dated April 11, 1996 between the Company and The Fifth Third
                  Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June
                  30, 1996).
4.14*             Promissory Note dated February 15, 1996 between the Company and Capital One Funding Corporation
                  (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31,
                  1996).
4.15*             Reimbursement Agreement dated February 12, 1996 between the Company and Bank One, Kentucky,
                  N.A. (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended
                  March 31, 1996).
4.16*             Open-End Mortgage and Security Agreement dated February 12, 1996 between the Company and Bank
                  One, Kentucky, N.A. (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended March 31, 1996).
4.17*             Mortgage and Security Agreements (5) dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended March 31, 1996).
4.18*             Assignments of Leases and Rents (6) dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended March 31, 1996).
4.19*             Guaranty Agreement dated February 12, 1996 between the Company and Bank One, Kentucky, N.A.
                  (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended March 31,
                  1996).
4.20*             Contingent Guaranty Agreement dated February 12, 1996 between the Company and Bank One,
                  Kentucky, N.A. (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended March 31, 1996).
4.21*             Working Capital Line of Credit extension letter dated March 31, 1996 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended March 31, 1996).
4.22*             Letter of Credit extension letter dated March 31, 1996 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended
                  March 31, 1996).
4.23*             Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.10 of the
                  Company's 10- Q for the quarter ended March 31, 1996).
4.24*             Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated
                  February 9, 1996 between the Company and Society National Bank (incorporated by reference to
                  Exhibit 4.11 of the Company's 10-Q for the quarter ended March 31, 1996).
4.25*             Amendment to Amended and Restated Loan Agreement dated February 1, 1996 between the Company and
                  Bank One, Lima, N.A. (incorporated by reference to Exhibit 4.12 of the Company's 10-Q for the quarter ended March 31, 1996).
4.26*             Acquisition and Development Revolving Credit Facility extension letter dated March 31, 1996 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-K for the year ended December 31, 1995).
4.27*             Working Capital Line of Credit extension letter dated December 21, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1995).
4.28*             Letter of Credit extension letter dated December 21, 1995 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-K for the year ended December 31, 1995).
4.29*             Second Amended and Restated Demand Promissory Note dated December 28, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-K for the year ended December 31, 1995).
4.30*             Amended and Restated Revolving Credit and Term Loan Agreement dated June 1, 1995 between the
                  Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's
                  10-K for the year ended December 31, 1995).
4.31*             Amendment to Loan Agreement dated September 14, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September
                  30, 1995).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.32*             Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1995).
4.33*             Working Capital Line of Credit extension letter dated August 31, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1995).
4.34*             Letter of Credit extension letter dated August 31, 1995 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1995).
4.35*             Loan Agreement dated August 1, 1995 between the Company and The Provident Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September 30, 1995).
4.36*             Amended and Restated Loan Agreement dated August 1, 1995 between the Company and Bank One,
                  Lima, NA (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended
                  September 30, 1995).
4.37*             Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated June 30, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.1 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.38*             Amendment to Loan Agreement dated June 30, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.39*             Amendment to Loan Agreement dated June 29, 1995 between the Company and Bank One (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended June 30, 1995).
4.40*             Amendment to Loan Agreement dated June 30, 1995 between the Company and The Fifth Third Bank
                  (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.41*             Acquisition and Development Revolving Credit Facility extension letter dated June 1, 1995 between the Company and Society National Bank (incorporated by reference to Exhibit 4.5 of the
                  Company's 10-Q for the quarter ended June 30, 1995).
4.42*             Working Capital Line of Credit extension letter dated June 1, 1995 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1995).
4.43*             Letter of Credit extension letter dated June 1, 1995 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June
                  30, 1995).
4.44*             Loan Agreement amendment dated May 31, 1995 between the Company and Bank One (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June 30, 1995).
4.45*             Loan Agreement extension letter dated May 29, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.9 of the Company's 10-Q for the quarter ended June 30,
                  1995).
4.46*             Loan Agreement extension letter dated March 22, 1995 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31,
                  1995).
4.47*             Line of Credit for Letters of Credit Agreement dated November 10, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1994).
4.48*             Loan Agreement extension letter dated September 16, 1994 between the Company and The Provident
                  Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended
                  September 30, 1994).
4.49*             Acquisition and Development Revolving Credit Facility extension letter dated August 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.2 of the
                  Company's 10- Q for the quarter ended September 30, 1994).
4.50*             Working Capital Line of Credit extension letter dated August 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.3 of the Company's 10-Q for the quarter ended September 30, 1994).
4.51*             Letter of Credit extension letter dated August 31, 1994 between the Company and Society
                  National Bank (incorporated by reference to Exhibit 4.4 of the Company's 10-Q for the quarter ended September 30, 1994).
4.52*             Loan Agreement amendment dated September 15, 1994 between the Company and Bank One
                  (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended September
                  30, 1994).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.53*             Revolving Credit and Term Loan Agreement dated April 11, 1994 between the Company and The Fifth
                  Third Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended June 30, 1994).
4.54*             Loan Agreement extension letter dated May 25, 1994 between the Company and The Provident Bank
                  (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended June 30,
                  1994).
4.55*             Acquisition and Development Revolving Credit Facility extension letter dated May 18, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.3 of the
                  Company's 10- Q for the quarter ended June 30, 1994).
4.56*             Acquisition and Development Revolving Credit Facility extension letter dated July 31, 1994 between the Company and Society National Bank (incorporated by reference to Exhibit 4.4 of the
                  Company's 10- Q for the quarter ended June 30, 1994).
4.57*             Working Capital Line of Credit extension letter dated May 16, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.5 of the Company's 10-Q for the quarter ended June 30, 1994).
4.58*             Working Capital Line of Credit extension letter dated July 31, 1994 between the Company and
                  Society National Bank (incorporated by reference to Exhibit 4.6 of the Company's 10-Q for the quarter ended June 30, 1994).
4.59*             Letter of Credit extension dated May 18, 1994 between the Company and Society National Bank
                  (incorporated by reference to Exhibit 4.7 of the Company's 10-Q for the quarter ended June 30,
                  1994).
4.60*             Letter of Credit extension letter dated July 31, 1994 between the Company and Society National
                  Bank (incorporated by reference to Exhibit 4.8 of the Company's 10-Q for the quarter ended June
                  30, 1994).
4.61*             Loan Agreement dated December 21, 1993 between the Company and Bank One, Lima, NA (incorporated by reference to Exhibit 4.1 of the Company's 10-K for the year ended December 31, 1993).
4.62*             Revolving Credit and Term Loan Agreement dated August 11, 1993 between the Company and The
                  Provident Bank (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended September 30, 1993).
4.63*             Revolving Credit and Term Loan Agreement dated September 30, 1993 between the Company and
                  Society Bank & Trust (incorporated by reference to Exhibit 4.2 of the Company's 10-Q for the quarter ended September 30, 1993).
4.64*             Revolving Credit and Term Loan Agreement dated June 30, 1992 between the Company and Society
                  Bank & Trust (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement
                  on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.65*             Line of Credit Agreement dated June 22, 1993 between the Company and Society Bank & Trust
                  (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.66*             Loan Agreement between the Company and The Provident Bank dated September 9, 1992 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.67*             Loan Agreement between the Company and Bank One, Lima, NA dated December 7, 1992 (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1933 under the Securities Act of 1933).
4.68*             Commitment Letter dated May 28, 1993 from Bank One, Lima, NA, accepted by the Company June 7,
                  1993 (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
4.69*             Mortgage and Security Agreement between the Company and Southtrust Bank of Alabama, National
                  Association, dated September 29, 1992 (incorporated by reference to Exhibit 4.8 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
4.70*             Commitment Letter dated as of May 30, 1993, from Society Bank & Trust for revolving credit facility, accepted by the Company June 22, 1993 (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.71*             Commitment Letter dated as of July 1, 1993, from The Provident Bank, informing the Company of reaffirmation of line of credit (incorporated by reference to Exhibit 4.10 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities
                  Act of 1933). (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company, and the Company agrees to furnish a copy of any such instrument to the Commission upon request).
10.1              Asset Purchase Agreement dated September 10, 1997 between the Company; and Barnes E. Sale, III,
                  Don J. Hunter, Arthur J. Collier, James E. Harrison and David A. Shelton, owners of all outstanding capital stock of Jacksonville Group, Inc.; Robert M. Weldon, Arthur J. Collier and
                  Dan W. Weldon, owners of all the outstanding capital stock of Center for Sports Physical
                  Therapy , Inc.; Don J. Hunter, owner of the outstanding capital stock of Jacksonville
                  Rehabilitation Center, Inc.
10.2              Share Purchase Agreement dated July 31, 1997 between the Company and Paulette Najarian-Knight and Paulette Najarian-Knight Trustee of Paulette Najarian-Knight Charitable Trust.
10.3              Lease Agreement dated July 23, 1997 between the Company and Pinecrest Care Center.
10.4              Asset Purchase Agreement dated July 15, 1997 between the Company and Total Living Care of St.
                  Augustine, Inc. and Tony J. Marchio.
10.5+*            Amendment No. 1 to Arbor Health Care Company 1995 Stock Option Plan.
10.6+*            Arbor Health Care Company Employee Stock Purchase Plan (incorporated by reference to the
                  Company's Proxy Statement dated April 18, 1997).
10.7*             Share Purchase Agreement dated December 16, 1996 between the Company and Diane S. Bartoli, sole shareholder of Adult Services Unlimited, Inc. and Health Poconos, Inc. (incorporated by reference to Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1996).
10.8+*            Key Executive Termination Payment Plan dated June 1, 1996 (incorporated by reference to Exhibit
                  10.2 of the Company's 10-K for the year ended December 31, 1996)
10.9+*            Description of 1996 Bonus Plans for Named Executive Officers (incorporated by reference to
                  Exhibit 10.3 of the Company's 10-K for the year ended December 31, 1996).
10.10*            Purchase and Sale Agreement dated September 19, 1996 between the Company and Cumberland
                  Healthcare, L.P. I-C. (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended September 30, 1996).
10.11*            Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q. Baker, sole shareholder of Poly-Stat Supply Corporation(incorporated by reference to Exhibit 10.1 of the
                  Company's 10-Q for the quarter ended June 30, 1996).
10.12*            Share Purchase Agreement dated June 30, 1996 between the Company and Robert Q. Baker and
                  Richard E. Moon, shareholders of Poly-Stat Computer Applications, Inc (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1996).
10.13*            Second Amendment to Lease Agreement dated March 18, 1996 between the Company and V & V
                  Properties (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended March 31, 1996).
10.14+*           Arbor Health Care Company 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Proxy Statement dated April 8, 1996).
10.15+*           Description of 1995 Bonus Plans for Named Executive Officers (incorporated by reference to
                  Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1995).
10.16*            Asset Purchase Agreement dated April 28, 1995 between the Company and Fairlawn Associates
                  Limited Partnership (incorporated by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1995).
10.17*            Amendment to Asset Purchase Agreement dated June 1, 1995 between the Company and Fairlawn
                  Associates Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995).
10.18*            Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy, Inc., Allan
                  K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.3 of the Company's
                  10-Q for the quarter ended June 30, 1995).
10.19*            Addendum to Agreement of Merger dated June 30, 1995 between the Company, Green Tree Pharmacy,
                  Inc., Allan K. Vrable and The Druggist, Inc. (incorporated by reference to Exhibit 10.4 of the
                  Company's 10-Q for the quarter ended June 30, 1995).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.20*            Share Purchase Agreement dated June 30, 1995 between the Company and Allan K. Vrable, sole shareholder of Alternacare Plus Enterprises, Inc. (incorporated by reference to Exhibit 10.5 of the Company's 10-Q for the quarter ended June 30, 1995).
10.21+*           Employment Agreement dated June 30, 1995 between the Company and Allan K. Vrable (incorporated by reference to Exhibit 10.6 of the Company's 10-Q for the quarter ended June 30, 1995).
10.22+*           Arbor Health Care Company 1995 Stock Option Plan (incorporated by reference to the Company's
                  Proxy Statement dated April 24, 1995)
10.23*            Share Purchase Agreement dated June 30, 1994 between the Company and the Stockholders of Bay
                  Geriatric Pharmacy, Inc. and Home Care Pharmacy, Inc. of Florida (incorporated by reference to
                  Exhibit 10.1 of the Company's 10-K for the year ended December 31, 1994).
10.24*            Lease Agreement between Highland Oaks Associates, LTD., and Bay Geriatric Pharmacy, dated May
                  23, 1991 (incorporated by reference to Exhibit 10.2 of the Company's 10-K for the year ended
                  December 31, 1994).
10.25*            Lease Agreement between FGHP Properties, Limited Partnership and Home Care Pharmacy, Inc. of
                  Florida, dated March 24, 1993 (incorporated by reference to Exhibit 10.3 of the Company's 10-K for the year ended December 31, 1994).
10.26*            First Amendment to lease between the Company and Semi Cane Investments, Inc., as Successor in
                  Interest to Great Western Bank dated June 17, 1994 (incorporated by reference to Exhibit 10.4 of the Company's 10-K for the year ended December 31, 1994).
10.27*            First Amendment to Lease Agreement dated March 11, 1994 between the Company and V & V
                  Properties (incorporated by reference to Exhibit 10.5 of the Company's 10-K for the year ended
                  December 31, 1994).
10.28*            Management Agreement between the Company and Fairlawn Nursing Home and Assisted Living, Inc.
                  dated June 9, 1986, and amendments thereto dated June 13, 1986, October 1, 1990, and January 1,
                  1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form
                  S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.29*            Lease Agreement between the Company and V & V Properties, dated June 2, 1988 (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.30*            Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31,
                  1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.3 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                  Act of 1933).
10.31*            Business Property Lease between the Company and Office World, Inc. dated July 1, 1992
                  (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.32*            Lease Agreement between the Company and Great Western Bank, dated July 1, 1992 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.33*            Operating Lease between the Company and Health Care Property Investors, Inc., dated January 31,
                  1986, as amended September 11, 1991 (incorporated by reference to Exhibit 10.6 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities
                  Act of 1933).
10.34*            Office Lease between the Company and NFI MetroCenter II Associates dated November 15, 1992
                  (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.35*            Lease Agreement between the Company and Marie Antoinette Partners, dated April 2, 1986
                  (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.36*            Facility Lease by and between the Company and Cumberland Healthcare, L.P., I-C, dated February
                  1, 1989, as amended November 15, 1991 (incorporated by reference to Exhibit 10.9 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.37*            Lease and Security Agreement between BIP SUB I, INC. and Arbors East, Inc. dated April 1, 1991
                  (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed June 25, 1993 under the Securities Act of 1933).

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.38*            Operating Lease between the Company and Health Care Properties Investors, Inc. dated December
                  30, 1986 and Addendum dated March 23, 1987 (incorporated by reference to Exhibit 10.11 of the
                  Company's Registration Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the
                  Securities Act of 1933).
10.39+*           First Amended and Restated Incentive Stock Option Plan dated November 26, 1991 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (File No.
                  33-65080) filed June 25, 1993 under the Securities Act of 1933).
10.40*            Management Agreement dated September 28, 1989 between the Company and The Druggist, Inc., as amended June 30, 1991 (incorporated by reference to Exhibit 10.14 of the Company's Registration
                  Statement on Form S-1 (File No. 33-65080) filed June 25, 1993 under the Securities Act of
                  1933).
10.41*            Assignment and Assumption of Management Agreement dated January 4, 1989 among the Company,
                  Fairlawn Nursing Home and Assisted Living, Inc., and Fairlawn Associates Limited Partnership,
                  relating to Management Agreement previously filed as Exhibit 10.1 of the Company's Registration
                  Statement on Form S-1 filed on June 25, 1993 (File No. 33-65080) and incorporated by reference herein (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on
                  Form S-1 (File No. 33-65080) filed July 9, 1993 under the Securities Act of 1933).
10.42+*           Certificate of Amendment dated July 7, 1993, to First Amended and Restated Incentive Stock
                  Option Plan previously filed as Exhibit 10.12 of the Company's Registration Statement on Form
                  S-1 (File No. 33- 65080) and incorporated by reference herein (incorporated by reference to
                  Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 33-65080) filed
                  July 9, 1993 under the Securities Act of 1933).
10.43*            Land Lease Agreement between the Company and the Chesapeake and Potomac Telephone Company of
                  West Virginia dated June 24, 1993 (incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement on Form S-1 (File No. 33-65080) filed July 29, 1993 under the Securities
                  Act of 1933).
10.44+*           Form of Indemnification Agreement between the Company and its Directors and Executive Officers
                  (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1
                  (File No. 33-65080) filed July 29, 1993 under the Securities Act of 1933).
11.1              Statement Re Computation of Net Income Per Share.
27.1              Financial Data Schedule.

+Executive management contract or compensatory plan or arrangement.